Form 10-Q
period 2019-06-30
NORTHWESTERN CORP
filed 2019-07-24
CIK 73088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 1-10499
NORTHWESTERN CORP
(Exact name of registrant as specified in its charter)

Delaware			46-0172280
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
3010 W. 69th Street	Sioux Falls	South Dakota	57108
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: 605-978-2900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	NWE	NYSE

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, Par Value $0.01, 50,442,932 shares outstanding at July 19, 2019

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

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Electric	$219,659	$209,755	$492,696	$448,097
Gas	51,060	52,062	162,243	155,222
Total Revenues	270,719	261,817	654,939	603,319
Operating Expenses
Cost of sales	55,744	32,190	171,479	128,267
Operating, general and administrative	80,826	73,834	161,918	148,179
Property and other taxes	44,310	43,042	89,099	85,855
Depreciation and depletion	41,016	43,541	86,600	87,296
Total Operating Expenses	221,896	192,607	509,096	449,597
Operating Income	48,823	69,210	145,843	153,722
Interest Expense, net	(23,511)	(23,197)	(47,301)	(46,167)
Other Income (Expense), net	124	876	1,273	(253)
Income Before Income Taxes	25,436	46,889	99,815	107,302
Income Tax Benefit (Expense)	22,226	(3,102)	20,653	(5,016)
Net Income	$47,662	$43,787	$120,468	$102,286

Average Common Shares Outstanding	50,441	49,869	50,411	49,644
Basic Earnings per Average Common Share	$0.94	$0.88	$2.39	$2.06
Diluted Earnings per Average Common Share	$0.94	$0.87	$2.38	$2.05
Dividends Declared per Common Share	$0.575	$0.550	$1.150	$1.100

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Income	$47,662	$43,787	$120,468	102,286
Other comprehensive income, net of tax:
Foreign currency translation	(87)	86	(24)	181
Reclassification of net losses on derivative instruments	113	113	225	226
Total Other Comprehensive Income	26	199	201	407
Comprehensive Income	$47,688	$43,986	$120,669	$102,693

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	June 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$4,217	$7,860
Restricted cash	8,242	7,451
Accounts receivable, net	126,025	162,373
Inventories	51,781	50,815
Regulatory assets	51,537	38,431
Other	11,192	10,755
Total current assets	252,994	277,685
Property, plant, and equipment, net	4,588,398	4,521,318
Goodwill and other intangibles, net	357,986	357,586
Regulatory assets	459,998	437,581
Other noncurrent assets	61,059	50,206
Total Assets	$5,720,435	$5,644,376
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Finance leases	2,384	2,298
Accounts payable	58,885	87,043
Accrued expenses and other	197,293	216,792
Regulatory liabilities	17,224	40,876
Total current liabilities	275,786	347,009
Long-term finance leases	18,724	19,915
Long-term debt	2,158,991	2,102,345
Deferred income taxes	420,673	394,618
Noncurrent regulatory liabilities	447,270	438,285
Other noncurrent liabilities	388,913	399,822
Total Liabilities	3,710,357	3,701,994
Commitments and Contingencies (Note 10)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 53,996,070 and 50,442,804 shares, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	540	539
Treasury stock at cost	(96,178)	(95,546)
Paid-in capital	1,504,290	1,499,070
Retained earnings	611,159	548,253
Accumulated other comprehensive loss	(9,733)	(9,934)
Total Shareholders' Equity	2,010,078	1,942,382
Total Liabilities and Shareholders' Equity	$5,720,435	$5,644,376

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES:
Net income	$120,468	$102,286
Items not affecting cash:
Depreciation and depletion	86,600	87,296
Amortization of debt issue costs, discount and deferred hedge gain	2,317	2,333
Stock-based compensation costs	3,597	3,738
Equity portion of allowance for funds used during construction	(2,318)	(1,531)
(Gain) loss on disposition of assets	(176)	11
Deferred income taxes	(16,547)	5,019
Changes in current assets and liabilities:
Accounts receivable	36,348	52,307
Inventories	(966)	5,734
Other current assets	(437)	(2,801)
Accounts payable	(19,683)	(23,849)
Accrued expenses	(20,781)	5,266
Regulatory assets	(13,106)	10,118
Regulatory liabilities	(23,652)	10,325
Other noncurrent assets	(3,059)	(3,908)
Other noncurrent liabilities	(3,992)	(5,217)
Cash Provided by Operating Activities	144,613	247,127
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(147,027)	(116,456)
Acquisitions	—	(18,517)
Cash Used in Investing Activities	(147,027)	(134,973)
FINANCING ACTIVITIES:
Treasury stock activity	999	1,773
Proceeds from issuance of common stock, net	—	44,865
Dividends on common stock	(57,562)	(54,253)
Issuance of long-term debt	50,000	—
Line of credit borrowings, net	7,000	—
Line of credit borrowings	—	1,129,000
Line of credit repayments	—	(913,000)
Repayments of short-term borrowings, net	—	(319,556)
Financing costs	(875)	(100)
Cash Used in Financing Activities	(438)	(111,271)
(Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(2,852)	883
Cash, Cash Equivalents, and Restricted Cash, beginning of period	15,311	12,029
Cash, Cash Equivalents, and Restricted Cash, end of period	$12,459	$12,912
Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$68	$55
Interest	42,100	38,890
Significant non-cash transactions:
Capital expenditures included in accounts payable	13,543	11,266
See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,
	Number of Common Shares	Number of Treasury Shares	Common Stock	Treasury Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at March 31, 2018	53,052	3,579	$531	$(95,872)	$1,448,622	$492,049	$(10,707)	$1,834,623

Net income	—	—	—	—	—	43,787	—	43,787
Foreign currency translation adjustment	—	—	—	—	—	—	86	86
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	113	113
Stock-based compensation	1	—	—	57	1,232	—	—	1,289
Issuance of shares	836	(5)	8	47	45,086	—	—	45,141
Dividends on common stock ($0.55 per share)	—	—	—	—	—	(27,308)	—	(27,308)
Balance at June 30, 2018	53,889	3,574	$539	$(95,768)	$1,494,940	$508,528	$(10,508)	$1,897,731

Balance at March 31, 2019	53,996	3,556	$540	$(96,260)	$1,502,993	$592,278	$(9,759)	$1,989,792

Net income	—	—	—	—	—	47,662	—	47,662
Foreign currency translation adjustment	—	—	—	—	—	—	(87)	(87)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	113	113
Stock-based compensation	—	—	—	—	1,169	—	—	1,169
Issuance of shares	—	(3)	—	82	128	—	—	210
Dividends on common stock ($0.575 per share)	—	—	—	—	—	(28,781)	—	(28,781)
Balance at June 30, 2019	53,996	3,553	$540	$(96,178)	$1,504,290	$611,159	$(9,733)	$2,010,078

	Six Months Ended June 30,
	Number of Common Shares	Number of Treasury Shares	Common Stock	Treasury Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 31, 2017	52,981	3,609	$530	$(96,376)	$1,445,181	$458,352	$(8,772)	$1,798,915

Net income	—	—	—	—	—	102,286	—	102,286
Foreign currency translation adjustment	—	—	—	—	—	—	181	181
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	226	226
Reclassification of certain tax effects from AOCL	—	—	—	—	—	2,143	(2,143)	—
Stock-based compensation	72	(35)	—	608	4,903	—	—	5,511
Issuance of shares	836	—	9	—	44,856	—	—	44,865
Dividends on common stock ($1.10 per share)	—	—	—	—	—	(54,253)	—	(54,253)
Balance at June 30, 2018	53,889	3,574	$539	$(95,768)	$1,494,940	$508,528	$(10,508)	$1,897,731

Balance at December 31, 2018	53,889	3,566	$539	$(95,546)	$1,499,070	$548,253	$(9,934)	$1,942,382

Net income	—	—	—	—	—	120,468	—	120,468
Foreign currency translation adjustment	—	—	—	—	—	—	(24)	(24)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	225	225
Stock-based compensation	86	25	—	(1,646)	3,575	—	—	1,929
Issuance of shares	21	(38)	1	1,014	1,645	—	—	2,660
Dividends on common stock ($1.15 per share)	—	—	—	—	—	(57,562)	—	(57,562)
Balance at June 30, 2019	53,996	3,553	$540	$(96,178)	$1,504,290	$611,159	$(9,733)	$2,010,078

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The unaudited Condensed Consolidated Financial Statements (Financial Statements) reflect all adjustments (which unless otherwise noted are normal and recurring in nature) that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows. The actual results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Events occurring subsequent to June 30, 2019, have been evaluated as to their potential impact to the Financial Statements through the date of issuance.

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

Certain long-term purchase power and tolling contracts may be considered variable interests. We have various long-term purchase power contracts with other utilities and certain qualifying co-generation facilities and qualifying small power production facilities (QF). We identified one QF contract that may constitute a VIE. We entered into a 40-year power purchase contract in 1984 with this 35 megawatt (MW) coal-fired QF to purchase substantially all of the facility's capacity and electrical output over a substantial portion of its estimated useful life. We absorb a portion of the facility's variability through annual changes to the price we pay per megawatt hour (MWH). After making exhaustive efforts, we have been unable to obtain the information from the facility necessary to determine whether the facility is a VIE or whether we are the primary beneficiary of the facility. The contract with the facility contains no provision which legally obligates the facility to release this information. We have accounted for this QF contract as an executory contract. Based on the current contract terms with this QF, our estimated gross contractual payments aggregate approximately $154.6 million through 2024.

Accounting Standards Adopted

Leases - In February 2016, the Financial Accounting Standards Board (FASB) issued revised guidance requiring substantially all leases to be recognized on the balance sheet as right-of-use assets and lease liabilities. Leases with a term of 12 months or less may be excluded from the balance sheet and continue to be reflected in the income statement. Recognition, measurement and presentation of expenses depends on classification as a finance or operating lease.

We adopted this standard on January 1, 2019, using the modified retrospective method of adoption. Adoption of this standard had minimal impact on our Financial Statements and disclosures. We elected a package of practical expedients that allow us to carry forward historical conclusions related to (1) whether any expired or existing contract is a lease or contains a lease, (2) the lease classification of any expired or existing leases and easements, and (3) the initial direct costs for any existing leases. In addition, as our easements are entered into in perpetuity, they do not meet the definition of a lease in accordance with this guidance. We did not restate comparative periods upon adoption. We had one finance lease that was already included on our balance sheets prior to adoption of the lease standard, consistent with previous guidance for capital leases. The recognition of right-of-use assets and lease liabilities for operating leases increased our assets and liabilities by approximately $3.0 million and are classified in the Condensed Consolidated Balance Sheets as follows (in thousands):

	Affected Line Item in the Condensed Consolidated Balance Sheets	June 30, 2019
Operating lease assets	Other noncurrent assets	$2,995

Operating lease liabilities, current	Accrued expenses and other	1,283
Operating lease liabilities, noncurrent	Other noncurrent liabilities	1,712
Total operating lease liabilities		$2,995

Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	June 30,	December 31,	June 30,	December 31,
	2019	2018	2018	2017

Cash and cash equivalents	$4,217	$7,860	$5,569	$8,473
Restricted cash	8,242	7,451	7,343	3,556
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$12,459	$15,311	$12,912	$12,029

Goodwill

We completed our annual goodwill impairment test as of April 1, 2019 and no impairment was identified. We calculate the fair value of our reporting units by considering various factors, including valuation studies based primarily on a discounted cash flow analysis, with published industry valuations and market data as supporting information. Key assumptions in the determination of fair value include the use of an appropriate discount rate and estimated future cash flows. In estimating cash flows, we incorporate expected long-term growth rates in our service territory, regulatory stability, and commodity prices (where appropriate), as well as other factors that affect our revenue, expense and capital expenditure projections.

(2) Regulatory Matters

Montana General Electric Rate Case

In May 2019, we reached a settlement with all parties who filed comprehensive revenue requirement, cost allocation, and rate design testimony in our Montana electric rate case. If the Montana Public Service Commission (MPSC) approves the settlement, it will result in an annual increase to electric revenue of approximately $6.5 million (based upon a 9.65% return on equity (ROE) and rate base and capital structure as filed) and an annual decrease in depreciation expense of approximately $9 million.

The MPSC issued an order approving an interim increase in rates of approximately $10.5 million effective April 1, 2019. These interim rates remain in effect until the MPSC issues a final order. Any difference between interim and final approved rates will be refunded to customers. During the three months ended June 30, 2019, we recognized revenue of approximately $1.2 million and reduced depreciation expense by approximately $4.5 million in the Condensed Consolidated Statement of Income, and as of June 30, 2019, have deferred revenue of approximately $0.8 million consistent with the proposed settlement.

A hearing was held in May 2019, and final briefs are due in late August 2019. We expect a final order from the MPSC during the fourth quarter of 2019.

Federal Energy Regulatory Commission (FERC) Filing

In May 2019, we submitted a filing with the FERC for our Montana transmission assets. The revenue requirement associated with our Montana FERC assets is reflected in our Montana MPSC-jurisdictional rates as a credit to retail customers. In June 2019, the FERC issued an order accepting our filing, granting interim rates (subject to refund) effective July 1, 2019, establishing settlement procedures and terminating our related Tax Cuts and Jobs Act filing. A settlement judge has been appointed and we expect settlement discussions to begin in August 2019.

Cost Recovery Mechanisms - Montana

Each year we submit an electric and natural gas tracker filing for recovery of supply costs for the 12-month period ended June 30. The MPSC reviews such filings and makes its cost recovery determination based on whether or not our supply procurement activities were prudent. The MPSC approved our electric tracker filings for the 12-month periods ended June 30, 2016 and 2017, on an interim basis. We have requested the MPSC establish a procedural schedule for final adjudication of these dockets.

Montana Electric Tracker - In 2017, the Montana legislature revised the statute regarding our recovery of electric supply costs. In response, the MPSC approved a new design for our electric tracker in 2018, effective July 1, 2017. The revised electric tracker, or Power Costs and Credits Adjustment Mechanism (PCCAM), established a baseline of power supply costs and tracks the differences between the actual costs and revenues. Variances in supply costs above or below the baseline are allocated 90% to customers and 10% to shareholders, with an annual adjustment. From July 2017 to May 2019, the PCCAM also included a "deadband" which required us to absorb the variances within +/- $4.1 million from the base, with 90% of the variance above or below the deadband collected from or refunded to customers. In 2019, the Montana legislature revised the statute effective May 7, 2019, prohibiting a deadband, allowing 100% recovery of QF purchases, and maintaining the 90% / 10% sharing ratio for other purchases.

The Condensed Consolidated Statements of Income during the three months ended June 30, 2019, include an increase in the recovery of electric supply costs of approximately $4.6 million, which reflects the change in statute. Our cumulative under collection of electric supply costs is approximately $22.6 million as of June 30, 2019, and is reflected in regulatory assets in the Condensed Consolidated Balance Sheets. We expect to submit a filing in September 2019, requesting recovery of costs above the base for the period July 1, 2018 to June 30, 2019, with the under recovery collected over the next 12-month period.

Montana QF Power Purchase Cases

Under the Public Utility Regulatory Policies Act (PURPA), electric utilities are required, with certain exceptions, to purchase energy and capacity from independent power producers that are QFs. We track the costs of these purchases through our PCCAM. These purchases are also the subject of proceedings before the MPSC, whose orders are subject to judicial review by Montana state courts.

In May 2016, we filed an application for approval of a revised tariff for standard rates for small QFs (3 MW or less). In November 2017, the MPSC issued an order (QF Order) approving new rates that were substantially lower than the previous rates and reducing the maximum contract term from 25 to 15 years. The MPSC also ordered that it would apply the same 15-year contract term to our future owned and contracted electric supply resources. We, as well as Cypress Creek Renewables, LLC, Vote Solar, and Montana Environmental Information Center (collectively, Vote Solar), sought judicial review of the QF Order before the Montana State District Court (District Court).

The District Court reversed and modified the MPSC’s decisions to reduce the contract term to 15 years and apply that term to our supply resources. In addition, the Court found that the MPSC-approved rates were too low to reflect avoided cost and ordered the MPSC to issue an order reflecting its decision, which effectively increased the rates. The MPSC subsequently ordered us to make a compliance filing by August 7, 2019, updating the rates in our tariff to reflect the District Court’s decision. The MPSC also ordered us to include language in our future contracts with QFs pursuant to the tariff that the contract is terminated or void if the District Court’s order is overturned or altered in any manner by the Montana Supreme Court.

We appealed the District Court’s order to the Montana Supreme Court and the MPSC filed a cross-appeal. In August 2019, we expect to file our initial brief on the merits of the appeal. Our request for a stay of the District Court’s decision to reduce the contract term and increase the rates during appeal is pending before the Montana Supreme Court.

In another case filed by a large QF that did not qualify for the standard rate tariff, the MPSC issued an order setting the rates and a 15-year contract term for MTSun, LLC (MTSun). In that order, the MPSC stated that the 15-year contract term applied symmetrically to our supply resources. We, as well as MTSun, sought judicial review of the MPSC’s order. The District Court reversed and modified the MPSC’s order regarding rates, contract length, and symmetry. The Court ordered the MPSC to issue an order reflecting its decision, which the MPSC issued on July 17, 2019. We appealed the District Court’s order to the Montana Supreme Court on the issues of rates and contract length. We have requested a stay of the District Court’s decision from both the District Court and the Montana Supreme Court.

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

The following table summarizes the significant differences in income tax expense based on the differences between our effective tax rate and the federal statutory rate (in thousands):

	Three Months Ended June 30,
	2019		2018
Income Before Income Taxes	$25,436		$46,889

Income tax calculated at federal statutory rate	5,341	21.0%	9,846	21.0%

Permanent or flow-through adjustments:
State income, net of federal provisions	237	0.9	801	1.7
Release of unrecognized tax benefit	(23,201)	(91.2)	—	—
Flow-through repairs deductions	(2,153)	(8.5)	(4,095)	(8.7)
Production tax credits	(1,406)	(5.5)	(2,559)	(5.5)
Plant and depreciation of flow-through items	(663)	(2.6)	(571)	(1.2)
Amortization of excess deferred income tax	(189)	(0.7)	—	—
Other, net	(192)	(0.8)	(320)	(0.7)
	(27,567)	(108.4)	(6,744)	(14.4)

Income tax (benefit) expense	$(22,226)	(87.4)%	$3,102	6.6%

	Six Months Ended June 30,
	2019		2018
Income Before Income Taxes	$99,815		$107,302

Income tax calculated at federal statutory rate	20,961	21.0%	22,533	21.0%

Permanent or flow through adjustments:
State income, net of federal provisions	1,165	1.2	1,533	1.5
Release of unrecognized tax benefit	(22,825)	(22.9)	—	—
Flow-through repairs deductions	(10,088)	(10.1)	(10,681)	(10.0)
Production tax credits	(5,838)	(5.8)	(6,447)	(6.0)
Plant and depreciation of flow through items	(2,186)	(2.2)	(1,487)	(1.4)
Amortization of excess deferred income tax	(1,565)	(1.6)	(384)	(0.4)
Share-based compensation	186	0.2	275	0.3
Other, net	(463)	(0.5)	(326)	(0.3)
	(41,614)	(41.7)	(17,517)	(16.3)

Income tax (benefit) expense	$(20,653)	(20.7)%	$5,016	4.7%

The income tax benefit for 2019 reflects the release of approximately $22.8 million of unrecognized tax benefits, including approximately $2.7 million of accrued interest and penalties, net of tax, due to the lapse of statutes of limitation in the second quarter of 2019.

Uncertain Tax Positions

We recognize tax positions that meet the more-likely-than-not threshold as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. After the release above, we have unrecognized tax benefits of approximately $35.2 million as of June 30, 2019, including approximately $27.3 million that, if recognized, would impact our effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitation within the next twelve months.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As discussed above, during the six months ended June 30, 2019, we released $2.7 million of accrued interest in the Condensed Consolidated Statements of Income. As of June 30, 2019, we do not have any amounts accrued for the payment of interest and penalties. During the six months ended June 30, 2018, we recognized $0.6 million of expense for interest and penalties in the Condensed Consolidated Statements of Income. As of December 31, 2018, we had $2.7 million of interest accrued in the Condensed Consolidated Balance Sheets.

Our federal tax returns from 2000 forward remain subject to examination by the Internal Revenue Service.

(4) Comprehensive Income (Loss)

The following tables display the components of Other Comprehensive Income (Loss), after-tax, and the related tax effects (in thousands):

	Three Months Ended
	June 30, 2019			June 30, 2018
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation adjustment	$(87)	$—	$(87)	$86	$—	$86
Reclassification of net losses on derivative instruments	153	(40)	113	154	(41)	113
Other comprehensive income (loss)	$66	$(40)	$26	$240	$(41)	$199

	Six Months Ended
	June 30, 2019			June 30, 2018
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation adjustment	$(24)	$—	$(24)	$181	$—	$181
Reclassification of net losses on derivative instruments	306	(81)	225	307	(81)	226
Other comprehensive income (loss)	$282	$(81)	$201	$488	$(81)	$407

Balances by classification included within accumulated other comprehensive loss (AOCL) on the Condensed Consolidated Balance Sheets are as follows, net of tax (in thousands):

	June 30, 2019	December 31, 2018
Foreign currency translation	$1,424	$1,448
Derivative instruments designated as cash flow hedges	(11,408)	(11,633)
Postretirement medical plans	251	251
Accumulated other comprehensive loss	$(9,733)	$(9,934)

The following tables display the changes in AOCL by component, net of tax (in thousands):

		Three Months Ended
		June 30, 2019
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(11,521)	$251	$1,511	$(9,759)
Other comprehensive income before reclassifications		—	—	(87)	(87)
Amounts reclassified from AOCL	Interest Expense	113	—	—	113
Net current-period other comprehensive income		113	—	(87)	26
Ending balance		$(11,408)	$251	$1,424	$(9,733)

		Three Months Ended
		June 30, 2018
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(12,018)	$38	$1,273	$(10,707)
Other comprehensive income before reclassifications		—	—	86	86
Amounts reclassified from AOCL	Interest Expense	113	—	—	113
Net current-period other comprehensive income		113	—	86	199
Ending balance		$(11,905)	$38	$1,359	$(10,508)

		Six Months Ended
		June 30, 2019
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(11,633)	$251	$1,448	(9,934)
Other comprehensive income before reclassifications		—	—	(24)	(24)
Amounts reclassified from AOCL	Interest Expense	225	—	—	225
Net current-period other comprehensive income		225	—	(24)	201
Ending balance		$(11,408)	$251	$1,424	$(9,733)

		Six Months Ended
		June 30, 2018
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(9,981)	$31	$1,178	$(8,772)
Other comprehensive loss before reclassifications		—	—	181	181
Amounts reclassified from AOCL	Interest Expense	226	—	—	226
Net current-period other comprehensive income (loss)		226	—	181	407
Reclassification of certain tax effects from AOCL		$(2,150)	$7	$—	(2,143)
Ending balance		$(11,905)	$38	$1,359	$(10,508)

(5) Financing Activities

In June 2019, we priced $150 million aggregate principal amount of Montana First Mortgage Bonds, at a fixed interest rate of 3.98% maturing in 2049, and issued $50 million of these bonds in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds were used to repay a portion of our outstanding borrowings under our revolving credit facilities and for other general corporate purposes. The bonds are secured by our electric and natural gas assets in Montana. We expect to issue the remaining $100 million of these bonds in September 2019.

(6) Segment Information

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

Financial data for the business segments are as follows (in thousands):

Three Months Ended
June 30, 2019	Electric	Gas	Other	Eliminations	Total
Operating revenues	$219,659	$51,060	$—	$—	$270,719
Cost of sales	42,661	13,083	—	—	55,744
Gross margin	176,998	37,977	—	—	214,975
Operating, general and administrative	59,328	20,965	533	—	80,826
Property and other taxes	34,834	9,474	2	—	44,310
Depreciation and depletion	33,720	7,296	—	—	41,016
Operating income (loss)	49,116	242	(535)	—	48,823
Interest expense	(19,285)	(1,501)	(2,725)	—	(23,511)
Other (expense) income	(220)	(53)	397	—	124
Income tax (expense) benefit	(1,713)	(354)	24,293	—	22,226
Net income (loss)	$27,898	$(1,666)	$21,430	$—	$47,662
Total assets	$4,568,469	$1,147,330	$4,636	$—	$5,720,435
Capital expenditures	$63,785	$17,665	$—	$—	$81,450

Three Months Ended
June 30, 2018	Electric	Gas	Other	Eliminations	Total
Operating revenues	$209,755	$52,062	$—	$—	$261,817
Cost of sales	19,613	12,577	—	—	32,190
Gross margin	190,142	39,485	—	—	229,627
Operating, general and administrative	52,894	19,650	1,290	—	73,834
Property and other taxes	33,880	9,160	2	—	43,042
Depreciation and depletion	36,139	7,394	8	—	43,541
Operating income (loss)	67,229	3,281	(1,300)	—	69,210
Interest expense	(20,318)	(1,161)	(1,718)	—	(23,197)
Other (expense) income	(52)	(191)	1,119	—	876
Income tax (expense) benefit	(2,649)	492	(945)	—	(3,102)
Net income (loss)	$44,210	$2,421	$(2,844)	$—	$43,787
Total assets	$4,351,359	$1,072,173	$15,442	$—	$5,438,974
Capital expenditures	$52,844	$11,607	$—	$—	$64,451

Six Months Ended
June 30, 2019	Electric	Gas	Other	Eliminations	Total
Operating revenues	$492,696	$162,243	$—	$—	$654,939
Cost of sales	119,655	51,824	—	—	171,479
Gross margin	373,041	110,419	—	—	483,460
Operating, general and administrative	117,111	41,973	2,834	—	161,918
Property and other taxes	69,881	19,214	4	—	89,099
Depreciation and depletion	71,771	14,829	—	—	86,600
Operating income (loss)	114,278	34,403	(2,838)	—	145,843
Interest expense	(38,820)	(3,011)	(5,470)	—	(47,301)
Other (expense) income	(781)	(530)	2,584	—	1,273
Income tax (expense) benefit	(3,522)	725	23,450	—	20,653
Net income	$71,155	$31,587	$17,726	$—	$120,468
Total assets	4,568,469	1,147,330	4,636	—	5,720,435
Capital expenditures	116,092	30,935	—	—	147,027

Six Months Ended
June 30, 2018	Electric	Gas	Other	Eliminations	Total
Operating revenues	$448,097	$155,222	$—	$—	$603,319
Cost of sales	76,886	51,381	—	—	128,267
Gross margin	371,211	103,841	—	—	475,052
Operating, general and administrative	107,542	40,869	(232)	—	148,179
Property and other taxes	67,373	18,478	4	—	85,855
Depreciation and depletion	72,292	14,988	16	—	87,296
Operating income	124,004	29,506	212	—	153,722
Interest expense	(39,838)	(3,015)	(3,314)	—	(46,167)
Other income (expense)	438	(83)	(608)	—	(253)
Income tax expense	(3,147)	(1,734)	(135)	—	(5,016)
Net income (loss)	$81,457	$24,674	$(3,845)	$—	$102,286
Total assets	$4,351,359	$1,072,173	$15,442	$—	5,438,974
Capital expenditures	$95,742	$20,714	$—	$—	116,456

(7)  Revenue from Contracts with Customers

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

Disaggregation of Revenue

The following tables disaggregate our revenue by major source and customer class (in millions):

	Three Months Ended
	June 30, 2019			June 30, 2018
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Montana	$62.9	$18.8	$81.7	$59.5	$17.6	$77.1
South Dakota	13.4	5.6	19.0	14.4	5.6	20.0
Nebraska	—	4.2	4.2	—	5.0	5.0
Residential	76.3	28.6	104.9	73.9	28.2	102.1
Montana	82.9	9.5	92.4	79.6	8.8	88.4
South Dakota	21.7	3.6	25.3	22.3	3.6	25.9
Nebraska	—	2.1	2.1	—	2.4	2.4
Commercial	104.6	15.2	119.8	101.9	14.8	116.7
Industrial	10.2	0.1	10.3	10.7	0.2	10.9
Lighting, Governmental, Irrigation, and Interdepartmental	7.8	0.2	8.0	7.1	0.2	7.3
Total Customer Revenues	198.9	44.1	243.0	193.6	43.4	237.0
Other Tariff and Contract Based Revenues	15.0	8.7	23.7	17.8	10.6	28.4
Total Revenue from Contracts with Customers	213.9	52.8	266.7	211.4	54.0	265.4
Regulatory amortization	5.8	(1.7)	4.1	(1.7)	(1.9)	(3.6)
Total Revenues	$219.7	$51.1	$270.8	$209.7	$52.1	$261.8

	Six Months Ended
	June 30, 2019			June 30, 2018
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Montana	$157.0	$64.4	$221.4	$146.7	$58.5	$205.2
South Dakota	31.4	18.7	50.1	33.1	17.0	50.1
Nebraska	—	13.8	13.8	—	16.4	16.4
Residential	188.4	96.9	285.3	179.8	91.9	271.7
Montana	169.6	32.5	202.1	163.3	29.4	192.7
South Dakota	44.9	12.8	57.7	46.3	11.5	57.8
Nebraska	—	7.4	7.4	—	8.5	8.5
Commercial	214.5	52.7	267.2	209.6	49.4	259.0
Industrial	21.8	0.6	22.4	21.5	0.7	22.2
Lighting, Governmental, Irrigation, and Interdepartmental	12.9	0.7	13.6	12.1	0.7	12.8
Total Customer Revenues	437.6	150.9	588.5	423.0	142.7	565.7
Other Tariff and Contract Based Revenues	31.2	18.9	50.1	35.6	20.9	56.5
Total Revenue from Contracts with Customers	468.8	169.8	638.6	458.6	163.6	622.2
Regulatory amortization	23.9	(7.6)	16.3	(10.5)	(8.4)	(18.9)
Total Revenues	$492.7	$162.2	$654.9	$448.1	$155.2	$603.3

(8) Earnings Per Share

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

	Three Months Ended
	June 30, 2019	June 30, 2018
Basic computation	50,440,685	49,869,176
Dilutive effect of:
Performance share awards (1)	334,467	175,369

Diluted computation	50,775,152	50,044,545

	Six Months Ended
	June 30, 2019	June 30, 2018
Basic computation	50,410,928	49,643,954
Dilutive effect of:
Performance share awards (1)	333,213	173,840

Diluted computation	50,744,141	49,817,794

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

(9) Employee Benefit Plans

We sponsor and/or contribute to pension and postretirement health care and life insurance benefit plans for eligible employees. Net periodic benefit cost (income) for our pension and other postretirement plans consists of the following (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018
Components of Net Periodic Benefit Cost (Income)
Service cost	$2,322	$2,684	$77	$87
Interest cost	6,615	6,102	150	142
Expected return on plan assets	(6,360)	(7,044)	(217)	(238)
Amortization of prior service cost (credit)	1,620	1	(470)	(470)
Recognized actuarial loss (gain)	—	1,108	(24)	(20)
Net Periodic Benefit Cost (Income)	$4,197	$2,851	$(484)	$(499)

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Components of Net Periodic Benefit Cost (Income)
Service cost	$4,819	$5,888	$166	$199
Interest cost	13,244	12,210	305	289
Expected return on plan assets	(12,722)	(14,104)	(435)	(477)
Amortization of prior service cost	3,272	2	(941)	(941)
Recognized actuarial loss (gain)	—	2,180	(48)	(40)
Net Periodic Benefit Cost (Income)	$8,613	$6,176	$(953)	$(970)

During 2019, we have funded $3.0 million and expect to contribute an additional $10.2 million to our pension plans.

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

Our environmental exposure includes a number of components, including remediation expenses related to the cleanup of current or former properties, and costs to comply with changing environmental regulations related to our operations. At present, our environmental reserve, which relates primarily to the remediation of former manufactured gas plant sites owned by us, is estimated to range between $26.6 million to $34.6 million. As of June 30, 2019, we have a reserve of approximately $29.0 million, which has not been discounted. Environmental costs are recorded when it is probable we are liable for the remediation and we can reasonably estimate the liability. We use a combination of site investigations and monitoring to formulate an estimate of environmental remediation costs for specific sites. Our monitoring procedures and development of actual remediation plans depend not only on site specific information but also on coordination with the different environmental regulatory agencies in our respective jurisdictions; therefore, while remediation exposure exists, it may be many years before costs are incurred.

Over time, as costs become determinable, we may seek authorization to recover such costs in rates or seek insurance reimbursement as applicable; therefore, although we cannot guarantee regulatory recovery, we do not expect these costs to have a material effect on our consolidated financial position or results of operations.

Manufactured Gas Plants - Approximately $22.1 million of our environmental reserve accrual is related to manufactured gas plants. A formerly operated manufactured gas plant located in Aberdeen, South Dakota, has been identified on the Federal Comprehensive Environmental Response, Compensation, and Liability Information System list as contaminated with coal tar residue. We are currently conducting feasibility studies, implementing remedial actions pursuant to work plans approved by the South Dakota Department of Environment and Natural Resources, and conducting ongoing monitoring and operation and maintenance activities. As of June 30, 2019, the reserve for remediation costs at this site is approximately $8.0 million, and we estimate that approximately $3.4 million of this amount will be incurred during the next five years.

We also own sites in North Platte, Kearney, and Grand Island, Nebraska on which former manufactured gas facilities were located. We are currently working independently to fully characterize the nature and extent of potential impacts associated with these Nebraska sites. Our reserve estimate includes assumptions for site assessment and remedial action work. At present, we cannot determine with a reasonable degree of certainty the nature and timing of any risk-based remedial action at our Nebraska locations.

In addition, we own or have responsibility for sites in Butte, Missoula, and Helena, Montana on which former manufactured gas plants were located. The Butte and Helena sites, both listed as high priority sites on Montana's state superfund list, were placed into the Montana Department of Environmental Quality (MDEQ) voluntary remediation program for cleanup due to soil and groundwater impacts. Soil and coal tar were removed at the sites in accordance with the MDEQ requirements. Groundwater monitoring is conducted semiannually at both sites. At this time, we cannot estimate with a reasonable degree of certainty the nature and timing of additional remedial actions and/or investigations, if any, at the Butte site. In August 2016, the MDEQ sent us a Notice of Potential Liability and Request for Remedial Action regarding the Helena site. In June 2019, we submitted a second revised Remedial Investigation Work Plan (RIWP) for the Helena site addressing MDEQ comments on a previously submitted draft RIWP. The RIWP requires additional investigation including vapor intrusion and potential contamination from transformers and treated poles. MDEQ is expected to complete its review of the RIWP by the third quarter of 2019.

An investigation conducted at the Missoula site did not require remediation activities, but required preparation of a groundwater monitoring plan. Monitoring wells were installed and groundwater is monitored semiannually. At the request of Missoula Valley Water Quality District (MVWQD), a draft risk assessment was prepared for the Missoula site and presented to the MVWQD. We and the MVWQD agreed additional site investigation work is appropriate. Analytical results from an October 2016 sampling exceeded the Montana Maximum Contaminant Level for benzene and/or total cyanide in certain monitoring wells. These results were forwarded to MVWQD which shared the same with the MDEQ. MDEQ requested that MVWQD file a formal complaint with MDEQ's Enforcement Division, which MVWQD filed in July 2017. On April 2, 2019, MDEQ requested our participation at a stakeholders' meeting for the Missoula site. At the meeting, MDEQ indicated they expect to proceed in listing the site as a Montana superfund site. After researching historical ownership we have identified another potentially responsible party with whom we have initiated communications regarding the site. At this time, we cannot estimate with a reasonable degree of certainty the nature and timing of risk-based remedial action, if any, at the Missoula site.

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

While numerous bills have been introduced that address climate change from different perspectives, including through direct regulation of GHG emissions, the establishment of cap and trade programs and the establishment of federal renewable portfolio standards, Congress has not passed any federal climate change legislation and we cannot predict the timing or form of any potential legislation. In the absence of such legislation, EPA is presently regulating new and existing sources of GHG emissions through regulations. On June 19, 2019, EPA finalized the Affordable Clean Energy Rule (ACE). ACE repeals the 2015 Clean Power Plan (CPP) in regulating GHG emissions from coal-fired plants. Generally, ACE will provide more regulatory flexibility to individual states and likely will not reduce CO2 emissions as much as the CPP. Numerous parties, including us, filed petitions for review and reconsideration of the CPP. Those CPP proceedings currently are being held in abeyance, at the request of the EPA, in the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit). On July 15, 2019, we along with other petitioners filed a motion to dismiss these CPP proceedings as moot, given the finalization of ACE. On July 17, 2019, EPA filed a response in support of the motion to dismiss. We cannot predict with any certainty whether other parties will oppose this motion or if the D.C. Circuit will grant it.

Under the ACE, states must establish unit-specific standards that reflect emissions achievable through heat rate improvements, which EPA designated as the best system of emissions reduction, and if the state chooses, take into account the remaining useful life of the unit and other source specific factors. States generally have three years to submit the standards to EPA and coal-fired plants will have two additional years to comply with the standards. Like the CPP, a judicial petition to review the ACE has been filed and more such petitions may be filed.

We cannot predict whether or how ACE will be applied to our plants, including actions taken by the relevant state authorities. In addition, it is unclear how pending or future litigation relating to GHG matters will impact us. As GHG regulations are implemented, it would result in additional compliance costs that could affect our future results of operations and financial position if such costs are not recovered through regulated rates. We will continue working with federal and state regulatory authorities, other utilities, and stakeholders to seek relief from any GHG regulations that, in our view, disproportionately impact customers in our region.

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

Jointly Owned Plants - We have joint ownership in generation plants located in South Dakota, North Dakota, Iowa, and Montana that are or may become subject to the various regulations discussed above that have been issued or proposed. Regarding the ACE, as discussed above, we cannot predict the impact of the ACE on us until the state plans are adopted and any judicial reviews are completed.

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

PNWS is currently seeking approximately $8 million in damages for the alleged breach of the four power purchase agreements. We participated in an unsuccessful mediation on January 24, 2019. The Court has scheduled a jury trial to commence on October 8, 2019 to address PNWS' remaining breach of contract claims and its request for a declaratory judgment.

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

Because the State's Complaint included a claim that the State owned the riverbeds in the Great Falls Reach, on October 16, 2017, we and Talen renewed our earlier filed motions seeking to dismiss the portion of the State's Complaint concerning the Great Falls Reach in light of the United States Supreme Court’s decision. On August 1, 2018, the Federal District Court granted the motions to dismiss the State’s Complaint as it pertains to approximately 8.2 miles of riverbed between Black Eagle Falls and the Great Falls. In particular, the dismissal pertains to the Black Eagle Dam, Rainbow Dam and reservoir, Cochrane Dam and reservoir, and Ryan Dam and reservoir. This leaves a portion of the Black Eagle reservoir and Morony Dam and reservoir at issue. While the dismissal of these four facilities is subject to appeal, that appeal would not likely occur until after judgment in the case. We and Talen filed our respective answers to the State’s Complaint on August 22, 2018. Additionally, we and Talen filed a motion to join the United States as a defendant to the litigation. The Federal District Court granted the motion on February 12, 2019, and has ordered the State to name the United States as a party defendant under the Federal Quiet Title Act by October 31, 2019.

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

Wilde Litigation

In October 2017, Martin Wilde, a Montana resident and wind developer, and three entities with which he is affiliated, commenced a lawsuit against the MPSC, each individual commissioner of the MPSC (in each of their official and individual capacities), and NorthWestern, in the Montana Eighth Judicial District Court (Eighth District Court). The plaintiffs alleged that the MPSC collaborated with NorthWestern to set discriminatory rates and contract durations for QF developers. The plaintiffs asked the Eighth District Court to set the rate and contract term in a power purchase agreement, or, as an alternative remedy, to reduce NorthWestern’s rates. The plaintiffs sought compensatory damages of not less than $4.8 million, various forms of declaratory relief, injunctive relief, unspecified damages, and punitive damages.

On March 4, 2019, the Eighth District Court entered an order granting NorthWestern's and the MPSC's motions for summary judgment and dismissing the case. On April 3, 2019, plaintiffs appealed the Eighth District Court's decision to the Montana Supreme Court. On June 7, 2019, at plaintiffs’ request, the Montana Supreme Court entered an order dismissing the appeal with prejudice, which resolved this litigation.

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

We are working to deliver safe, reliable and innovative energy solutions that create value for our customers, communities, employees and investors. This includes bridging our history as a regulated utility safely providing low-cost and reliable service with our future as a globally-aware company offering a broader array of services performed by highly-adaptable and skilled employees. We seek to deliver value to our customers by providing high reliability and customer service, and an environmentally sustainable generation mix at an affordable price. We are focused on delivering long-term shareholder value by continuing to invest in our system including:

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

As you read this discussion and analysis, refer to our Condensed Consolidated Statements of Income, which present the results of our operations for the three and six months ended June 30, 2019 and 2018.

HOW WE PERFORMED AGAINST OUR SECOND QUARTER 2018 RESULTS

	Three months ended June 30, 2019 vs. 2018
	Income Before Income Taxes	Income Tax Expense	Net Income
Second Quarter 2018	$46.9	$(3.1)	$43.8
Items increasing (decreasing) net income:
Release of unrecognized tax benefit	—	23.2	23.2
Higher revenue absent the 2018 impacts of the Tax Cuts and Jobs Act	6.2	(1.6)	4.6
Higher Montana electric supply cost recovery	4.6	(1.2)	3.4
Lower depreciation and depletion	2.5	(0.6)	1.9
Higher Montana electric rates, subject to refund	1.2	(0.3)	0.9
Higher gas retail volumes	0.8	(0.2)	0.6
Electric QF liability adjustment	(20.9)	5.3	(15.6)
Higher operating expenses	(11.3)	2.9	(8.4)
Lower Montana electric transmission revenue	(1.6)	0.4	(1.2)
Lower electric retail volumes	(0.5)	0.1	(0.4)
Lower Montana gas rates	(0.5)	0.1	(0.4)
Other	(1.9)	(2.8)	(4.7)
Second Quarter 2019	$25.5	$22.2	$47.7
Change in Net Income			$3.9

Consolidated net income for the three months ended June 30, 2019 was $47.7 million as compared with $43.8 million for the same period in 2018. This increase was primarily due to an income tax benefit and a reduction in revenue in 2018 due to the impacts of the Tax Cuts and Jobs Act, partly offset by lower gross margin due to the adjustment of our electric QF liability and mild spring weather, and higher operating expenses.

Following is a brief overview of significant items for 2019.

SIGNIFICANT TRENDS AND REGULATION

Montana General Electric Rate Case

In May 2019, we reached a settlement including all parties who filed comprehensive revenue requirement, cost allocation, and rate design testimony in our Montana electric rate case. If the MPSC approves the settlement, it will result in an annual increase to electric revenue of approximately $6.5 million (based upon a 9.65% ROE and rate base and capital structure as filed) and an annual decrease in depreciation expense of approximately $9 million.

The MPSC issued an order approving an interim increase in rates of approximately $10.5 million effective April 1, 2019. These interim rates remain in effect until the MPSC issues a final order. Any difference between interim and final approved rates will be refunded to customers. During the three months ended June 30, 2019, we recognized revenue of approximately $1.2 million and reduced depreciation expense by approximately $4.5 million in the Condensed Consolidated Statement of Income, and as of June 30, 2019, have deferred revenue of approximately $0.8 million consistent with the proposed settlement.

A hearing was held in May 2019, and final briefs are due in late August 2019. We expect a final order from the MPSC during the fourth quarter of 2019.

FERC Filing

In May 2019, we submitted a filing with the FERC for our Montana transmission assets. The revenue requirement associated with our Montana FERC assets is reflected in our Montana MPSC-jurisdictional rates as a credit to retail customers. In June 2019, the FERC issued an order accepting our filing, granting interim rates (subject to refund) effective July 1, 2019, establishing settlement procedures and terminating our related Tax Cuts and Jobs Act filing. A settlement judge has been appointed and we expect settlement discussions to begin in August 2019. If the FERC determines our request is not supported and/or decreases overall electric rates, or the MPSC-jurisdictional electric rates are not updated consistent with the FERC decision, it could have a material adverse effect on our operating and financial results.

Montana Electric Tracker

In 2017, the Montana legislature revised the statute regarding our recovery of electric supply costs. In response, the MPSC approved a new design for our electric tracker in 2018, effective July 1, 2017. The revised electric tracker, or PCCAM established a baseline of power supply costs and tracks the differences between the actual costs and revenues. Variances in supply costs above or below the baseline are allocated 90% to customers and 10% to shareholders, with an annual adjustment. From July 2017 to May 2019, the PCCAM also included a "deadband" which required us to absorb the variances within +/- $4.1 million from the base, with 90% of the variance above or below the deadband collected from or refunded to customers. In 2019, the Montana legislature revised the statute effective May 7, 2019, prohibiting a deadband, allowing 100% recovery of QF purchases, and maintaining the 90% / 10% sharing ratio for other purchases.

The Condensed Consolidated Statements of Income during the three months ended June 30, 2019, include an increase in the recovery of electric supply costs of approximately $4.6 million, which reflects the change in statute. Our cumulative under collection of electric supply costs is approximately $22.6 million as of June 30, 2019, and is reflected in regulatory assets in the Condensed Consolidated Balance Sheets. We expect to submit a filing in September 2019, requesting recovery of costs above the base for the period July 1, 2018 to June 30, 2019, with the under recovery collected over the next 12-month period.

Electric Supply Resource Plans

Montana - In March 2019, we issued our draft 2019 Electricity Supply Resource Procurement Plan (Montana Resource Plan). The Montana Resource Plan supports the goal of developing resources that will address the changing energy landscape in Montana to meet our customers' electric energy needs in a reliable and affordable manner. We expect to file the final 2019 Montana Resource Plan with the MPSC in the third quarter of 2019.

We are currently 630 MW short of our peak needs, which we procure in the market. We forecast that our energy portfolio will be 725 MW short by 2025 with a modest increase in customer demand. Based on our customers' future energy resource needs as identified in the Montana Resource Plan, we expect to solicit competitive proposals for peaking capacity in late 2019 to be available by the end of 2022. An independent evaluator will be used to assess the proposals. We expect the process will be repeated in subsequent years to provide a resource-adequate energy and capacity portfolio by 2025.

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

South Dakota - On April 15, 2019, we issued a request for proposals for 60 MW of flexible capacity resources to begin serving South Dakota customers by the end of 2021. Responses are due in July 2019, with evaluation of the proposals during the second half of 2019 with an outcome determined by the end of 2019.

Colstrip Coal Supply

Colstrip Units 3 and 4 are supplied with fuel from adjacent coal reserves under coal supply and transportation agreements with Western Energy Company (WeCo), which are effective through December 31, 2019. WeCo filed for Chapter 11 bankruptcy protection in October 2018. An auction was held for the core assets in January 2019, including the mine adjacent to Colstrip, with no qualified bids received. As a result, in March 2019 a lenders group acquired the core assets. Immediately prior to that acquisition, WeCo assumed the existing coal supply and transportation agreements, which were assigned to the lenders group, which is now known as Westmoreland Rosebud Mining, LLC (WRM). We are working with WRM and the other joint owners of Colstrip to negotiate a new coal supply agreement, which may have higher costs than the existing coal supply agreement. Our Montana Resource Plan indicates Colstrip will continue to play a significant role in providing us a cost-effective and reliable supply portfolio.

RESULTS OF OPERATIONS

Our consolidated results include the results of our divisions and subsidiaries constituting each of our business segments. The overall consolidated discussion is followed by a detailed discussion of gross margin by segment.

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as another financial measure, Gross Margin, that is considered a “non-GAAP financial measure.” Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. We define Gross Margin as Revenues less Cost of Sales as presented in our Condensed Consolidated Statements of Income.

Management believes that Gross Margin provides a useful measure for investors and other financial statement users to analyze our financial performance in that it excludes the effect on total revenues caused by volatility in energy costs and associated regulatory mechanisms. This information is intended to enhance an investor's overall understanding of results. Under our various state regulatory mechanisms, as detailed below, our supply costs are generally collected from customers. In addition, Gross Margin is used by us to determine whether we are collecting the appropriate amount of energy costs from customers to allow for recovery of operating costs, as well as to analyze how changes in loads (due to weather, economic or other conditions), rates and other factors impact our results of operations. Our Gross Margin measure may not be comparable to that of other companies' presentations or more useful than the GAAP information provided elsewhere in this report.

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

OVERALL CONSOLIDATED RESULTS

Three Months Ended June 30, 2019 Compared with the Three Months Ended June 30, 2018

	Electric		Natural Gas		Total
	2019	2018	2019	2018	2019	2018
	(dollars in millions)
Reconciliation of gross margin to operating revenue:
Operating Revenues	$219.7	$209.7	$51.1	$52.1	$270.8	$261.8
Cost of Sales	42.7	19.6	13.1	12.6	55.8	32.2
Gross Margin(1)	$177.0	$190.1	$38.0	$39.5	$215.0	$229.6
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

	Three Months Ended June 30,
	2019	2018	Change	% Change
	(dollars in millions)
Gross Margin
Electric	$177.0	$190.1	$(13.1)	(6.9)%
Natural Gas	38.0	39.5	(1.5)	(3.8)
Total Gross Margin(1)	$215.0	$229.6	$(14.6)	(6.4)%
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

Primary components of the change in gross margin include the following (in millions):

Gross Margin 2019 vs. 2018
Gross Margin Items Impacting Net Income
Electric QF liability adjustment	$(20.9)
Electric transmission	(1.6)
Electric retail volumes	(0.5)
Montana natural gas rates	(0.5)
Tax Cuts and Jobs Act impact	6.2
Montana electric supply cost recovery	4.6
Montana electric rates, subject to refund	1.2
Natural gas retail volumes	0.8
Other	(3.3)
Change in Gross Margin Impacting Net Income	(14.0)
Gross Margin Items Offset Within Net Income
Operating expenses recovered in trackers	(1.7)
Production tax credits flowed-through trackers	(0.1)
Property taxes recovered in trackers	1.2
Change in Items Offset Within Net Income	(0.6)
Decrease in Consolidated Gross Margin(1)	$(14.6)
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

Consolidated gross margin for items impacting net income decreased $14.0 million due to the following items:

•
The adjustment of our electric QF liability (unrecoverable costs associated with PURPA contracts as a part of a 2002 stipulation with the MPSC and other parties) as compared with the same period in 2018 due to the combination of:

•	A lower periodic adjustment of approximately $14.2 million due to price escalation, which was less than previously estimated; and

•
A lower impact of the adjustment to actual output and pricing for the contract year resulting in approximately $6.7 million in higher supply costs for these QF contracts due to primarily to outages at two facilities in 2018.

•	Lower demand to transmit energy across our transmission lines due to market conditions and pricing;

•	A decrease in electric residential and commercial retail volumes due primarily to mild spring weather, offset in part by customer growth; and

•	A decrease in Montana natural gas rates associated with the annual step down for our Montana gas production assets and the adjustment to rates from the Tax Cuts and Jobs Act settlement.

These decreases were partly offset by the following items:

•	A reduction in revenue in 2018 due to the impact of the Tax Cuts and Jobs Act one-time settlements;

•	Higher recovery of Montana electric supply costs due to changes in the Montana electric supply cost recovery statute, as discussed above;

•	An increase in Montana electric revenue recognized consistent with the proposed electric rate case settlement, effective with interim rates April 1, 2019 and subject to refund, as discussed above; and

•	An increase in gas retail volumes due primarily to mild spring weather and customer growth.

The change in consolidated gross margin also includes the following items that had no impact on net income:

•	A decrease in revenues for operating costs included in trackers, offset by decreased operating expense;

•	A decrease in revenue due to the increase in production tax credit benefits passed through to customers in our tracker mechanisms, which are offset by decreased income tax expense; and

•	An increase in revenues for property taxes included in trackers, offset by increased property tax expense.

	Three Months Ended June 30,
	2019	2018	Change	% Change
	(dollars in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$80.8	$73.8	$7.0	9.5%
Property and other taxes	44.3	43.0	1.3	3.0
Depreciation and depletion	41.0	43.5	(2.5)	(5.7)
	$166.1	$160.3	$5.8	3.6%

Consolidated operating, general and administrative expenses were $80.8 million for the three months ended June 30, 2019, as compared with $73.8 million for the three months ended June 30, 2018. Primary components of the change include the following (in millions):

Operating, General & Administrative Expenses
2019 vs. 2018
Operating, General & Administrative Expenses Impacting Net Income
Generation maintenance	$3.0
Hazard trees	1.9
Employee benefits	1.6
Labor	0.7
Legal costs	0.7
Other	3.3
Change in Items Impacting Net Income	11.2

Operating, General & Administrative Expenses Offset Within Net Income
Pension and other postretirement benefits	(1.8)
Operating expenses recovered in trackers	(1.7)
Non-employee directors deferred compensation	(0.7)
Change in Items Offset Within Net Income	(4.2)
Increase in Operating, General & Administrative Expenses	$7.0

Consolidated operating, general and administrative expenses for items impacting net income increased $11.2 million due to the following items:

•	Higher costs in 2019 due to scheduled maintenance at electric generation facilities;

•	Higher hazard tree line clearance costs;

•	Higher employee benefit costs due primarily to increased pension expense;

•	Increased labor costs due primarily to compensation increases; and

•	Higher general legal costs.

The change in consolidated operating, general and administrative expenses also includes the following items that had no impact on net income:

•	The regulatory treatment of the non-service cost components of pension and postretirement benefit expense, which is offset in other income;

•	Higher operating expenses included in trackers recovered through revenue; and

•	A change in value of non-employee directors deferred compensation due to changes in our stock price, offset in other income.

Property and other taxes were $44.3 million for the three months ended June 30, 2019, as compared with $43.0 million in the same period of 2018. This increase was primarily due to plant additions and higher estimated property valuations in Montana. We estimate property taxes throughout each year, and update based on valuation reports received from the Montana Department of Revenue. Under Montana law, we are allowed to track the increases in the actual level of state and local taxes and fees and adjust our rates to recover the increase between rate cases less the amount allocated to FERC-jurisdictional customers and net of the associated income tax benefit.

Depreciation and depletion expense was $41.0 million for the three months ended June 30, 2019, as compared with $43.5 million in the same period of 2018. This decrease was primarily due to the depreciation adjustment consistent with the proposed Montana electric rate case settlement, as discussed above, partly offset by plant additions.

Consolidated operating income for the three months ended June 30, 2019 was $48.8 million as compared with $69.2 million in the same period of 2018. This decrease was primarily due to lower gross margin and higher operating expenses.

Consolidated interest expense for the three months ended June 30, 2019 was $23.5 million as compared with $23.2 million in the same period of 2018, due primarily to higher borrowings.

Consolidated other income was $0.1 million for the three months ended June 30, 2019 as compared to $0.9 million during the same period of 2018. This change includes a $0.7 million decrease in the value of deferred shares held in trust for non-employee directors deferred compensation and a $1.8 million decrease in other pension expense, both of which are offset in operating, general, and administrative expense with no impact to net income. These decreases were partly offset by higher capitalization of Allowance for Funds Used During Construction (AFUDC).

Consolidated income tax benefit for the three months ended June 30, 2019 was $22.2 million as compared with income tax expense of $3.1 million in the same period of 2018. The income tax benefit for 2019 reflects the release of approximately $23.2 million of unrecognized tax benefits, including approximately $2.7 million of accrued interest and penalties, due to the lapse of statutes of limitation in the second quarter of 2019.

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in millions):

	Three Months Ended June 30,
	2019		2018
Income Before Income Taxes	$25.4		$46.9

Income tax calculated at federal statutory rate	5.3	21.0%	9.8	21.0%

Permanent or flow-through adjustments:
State income, net of federal provisions	0.2	0.9	0.8	1.7
Release of unrecognized tax benefit	(23.2)	(91.2)	—	—
Flow-through repairs deductions	(2.1)	(8.5)	(4.1)	(8.7)
Production tax credits	(1.4)	(5.5)	(2.5)	(5.5)
Plant and depreciation of flow-through items	(0.6)	(2.6)	(0.6)	(1.2)
Amortization of excess deferred income tax	(0.2)	(0.7)	—	—
Other, net	(0.2)	(0.8)	(0.3)	(0.7)
	(27.5)	(108.4)	(6.7)	(14.4)

Income tax (benefit) expense	$(22.2)	(87.4)%	$3.1	6.6%

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

Consolidated net income for the three months ended June 30, 2019 was $47.7 million as compared with $43.8 million for the same period in 2018. This increase was primarily due to the income tax benefit and a reduction in revenue in 2018 due to the impacts of the Tax Cuts and Jobs Act, partly offset by lower gross margin due to the adjustment of our electric QF liability and mild spring weather, and higher operating expenses.

Six Months Ended June 30, 2019 Compared with the Six Months Ended June 30, 2018

	Electric		Natural Gas		Total
	2019	2018	2019	2018	2019	2018
	(dollars in millions)
Reconciliation of gross margin to operating revenue:
Operating Revenues	$492.7	$448.1	$162.2	$155.2	$654.9	$603.3
Cost of Sales	119.7	76.9	51.8	51.4	171.5	128.3
Gross Margin(1)	$373.0	$371.2	$110.4	$103.8	$483.4	$475.0
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

	Six Months Ended June 30,
	2019	2018	Change	% Change
	(dollars in millions)
Gross Margin
Electric	$373.0	$371.2	$1.8	0.5%
Natural Gas	110.4	103.8	6.6	6.4
Total Gross Margin(1)	$483.4	$475.0	$8.4	1.8%
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

Primary components of the change in gross margin include the following (in millions):

Gross Margin 2019 vs. 2018
Gross Margin Items Impacting Net Income
Electric and natural gas retail volumes	$13.7
Tax Cuts and Jobs Act impact	13.5
Montana electric supply cost recovery	3.0
Montana electric rates, subject to refund	1.2
Electric QF liability adjustment	(20.9)
Electric transmission	(2.3)
Montana natural gas rates	(2.2)
Other	0.1
Change in Gross Margin Impacting Net Income	6.1
Gross Margin Items Offset Within Net Income
Property taxes recovered in trackers	2.9
Production tax credits flowed-through trackers	0.3
Operating expenses recovered in trackers	(0.9)
Change in Items Offset Within Net Income	2.3
Increase in Consolidated Gross Margin(1)	$8.4
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

Consolidated gross margin for items impacting net income increased $6.1 million due to the following items:

•	An increase in electric and gas retail volumes due primarily to colder winter weather and customer growth;

•	A reduction in revenue in 2018 due to the impact of the Tax Cuts and Jobs Act one-time settlements;

•	Higher recovery of Montana electric supply costs due to changes in the Montana electric supply cost recovery statute, as discussed above; and

•	An increase in Montana electric revenue recognized consistent with the proposed electric rate case settlement, effective with interim rates April 1, 2019 and subject to refund, as discussed above.

These increases were partly offset by the following items:

•
The adjustment of our electric QF liability (unrecoverable costs associated with PURPA contracts as a part of a 2002 stipulation with the MPSC and other parties) as compared with the same period in 2018 due to the combination of:

▪	A lower periodic adjustment of approximately $14.2 million due to price escalation, which was less than previously estimated; and

•
A lower impact of the adjustment to actual output and pricing for the contract year resulting in approximately $6.7 million in higher supply costs for these QF contracts due primarily to outages at two facilities in 2018.

•	Lower demand to transmit energy across our transmission lines due to market conditions and pricing; and

•	A decrease in Montana natural gas rates associated with the annual step down for our Montana gas production assets and the adjustment to rates from the Tax Cuts and Jobs Act settlement.

The change in consolidated gross margin also includes the following items that had no impact on net income:

•	An increase in revenues for property taxes included in trackers, offset by increased property tax expense;

•	An increase in revenue due to the decrease in production tax credit benefits passed through to customers in our tracker mechanisms, which are offset by increased income tax expense; and

•	A decrease in revenues for operating costs included in trackers, offset by decreased operating expense.

	Six Months Ended June 30,
	2019	2018	Change	% Change
	(dollars in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$161.9	$148.2	$13.7	9.2%
Property and other taxes	89.1	85.9	3.2	3.7
Depreciation and depletion	86.6	87.3	(0.7)	(0.8)
	$337.6	$321.4	$16.2	5.0%

Consolidated operating, general and administrative expenses were $161.9 million for the six months ended June 30, 2019, as compared with $148.2 million for the six months ended June 30, 2018. Primary components of the change include the following (in millions):

Operating, General & Administrative Expenses
2019 vs. 2018
Operating, General & Administrative Expenses Impacting Net Income
Generation maintenance	$3.3
Hazard trees	2.8
Employee benefits	2.5
Labor	1.1
Legal costs	1.0
Other	4.3
Change in Items Impacting Net Income	15.0

Operating, General & Administrative Expenses Offset Within Net Income
Pension and other postretirement benefits	(3.6)
Operating expenses recovered in trackers	(0.9)
Non-employee directors deferred compensation	3.2
Change in Items Offset Within Net Income	(1.3)
Increase in Operating, General & Administrative Expenses	$13.7

Consolidated operating, general and administrative expenses for items impacting net income increased $15.0 million due to the following items:

•	Higher costs in 2019 due to scheduled maintenance at electric generation facilities;

•	Higher hazard tree line clearance costs, which we expect to continue in 2019 and beyond as previously disclosed;

•	Higher employee benefit costs due primarily to increased pension expense, which we expect to be approximately $4 million higher in 2019 as compared with 2018 due to increased funding;

•	Increased labor costs due primarily to compensation increases; and

•	Higher general legal costs.

The change in consolidated operating, general and administrative expenses also includes the following items that had no impact on net income:

•	The regulatory treatment of the non-service cost components of pension and postretirement benefit expense, which is offset in other income;

•	Higher operating expenses included in trackers recovered through revenue; and

•	A change in value of non-employee directors deferred compensation due to changes in our stock price, offset in other income.

Property and other taxes were $89.1 million for the six months ended June 30, 2019, as compared with $85.9 million in the same period of 2018. This increase was primarily due to plant additions and higher estimated property valuations in Montana. We estimate property taxes throughout each year, and update based on valuation reports received from the Montana Department of Revenue. Under Montana law, we are allowed to track the increases in the actual level of state and local taxes and fees and adjust our rates to recover the increase between rate cases less the amount allocated to FERC-jurisdictional customers and net of the associated income tax benefit.

Depreciation and depletion expense was $86.6 million for the six months ended June 30, 2019, as compared with $87.3 million in the same period of 2018. This decrease was primarily due to the depreciation adjustment consistent with the proposed Montana electric rate case settlement, as discussed above, partly offset by plant additions.

Consolidated operating income for the six months ended June 30, 2019 was $145.8 million as compared with $153.7 million in the same period of 2018. This decrease was primarily due to higher operating expenses, partly offset by higher gross margin.

Consolidated interest expense for the six months ended June 30, 2019 was $47.3 million as compared with $46.2 million in the same period of 2018, due primarily to higher borrowings.

Consolidated other income was $1.3 million for the six months ended June 30, 2019 as compared to consolidated other expense of $0.3 million during the same period of 2018. This improvement was primarily due to higher capitalization of AFUDC. In addition, a $3.2 million increase in the value of deferred shares held in trust for non-employee directors deferred compensation was offset by a $3.6 million decrease in other pension expense, both of which are offset in operating, general, and administrative expense with no impact to net income.

Consolidated income tax benefit for the six months ended June 30, 2019 was $20.7 million as compared with income tax expense of $5.0 million in the same period of 2018. The income tax benefit for 2019 reflects the release of approximately $(22.8) million of unrecognized tax benefits, including approximately $2.7 million of accrued interest and penalties, due to the lapse of statutes of limitation in the second quarter of 2019. Our effective tax rate for the six months ended June 30, 2019 was negative 20.7% as compared with 4.7% for the same period of 2018. We expect our 2019 effective tax rate to range between negative 7 and negative12%.

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in millions):

	Six Months Ended June 30,
	2019		2018
Income Before Income Taxes	$99.8		$107.3

Income tax calculated at federal statutory rate	21.0	21.0%	22.5	21.0%

Permanent or flow-through adjustments:
State income, net of federal provisions	1.2	1.2	1.5	1.5
Release of unrecognized tax benefit	(22.8)	(22.9)	—	—
Flow-through repairs deductions	(10.1)	(10.1)	(10.7)	(10.0)
Production tax credits	(5.9)	(5.8)	(6.4)	(6.0)
Plant and depreciation of flow-through items	(2.2)	(2.2)	(1.5)	(1.4)
Amortization of excess deferred income tax	(1.6)	(1.6)	(0.4)	(0.4)
Share-based compensation	0.2	0.2	0.3	0.3
Other, net	(0.5)	(0.5)	(0.3)	(0.3)
	(41.7)	(41.7)	(17.5)	(16.3)

Income tax (benefit) expense	$(20.7)	(20.7)%	$5.0	4.7%

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

Consolidated net income for the six months ended June 30, 2019 was $120.5 million as compared with $102.3 million for the same period in 2018. This increase was due primarily to the income tax benefit, colder winter weather and customer growth, and a reduction in revenue in 2018 due to impacts of the Tax Cuts and Jobs Act. These increases were partly offset by the adjustment of our electric QF liability and higher operating expenses.

ELECTRIC SEGMENT

We have various classifications of electric revenues, defined as follows:

•	Retail: Sales of electricity to residential, commercial and industrial customers.

•
Regulatory amortization: Primarily represents timing differences for electric supply costs and property taxes between when we incur these costs and when we recover these costs in rates from our customers.

•	Transmission: Reflects transmission revenues regulated by the FERC.

•	Wholesale and other are largely gross margin neutral as they are offset by changes in cost of sales.

Three Months Ended June 30, 2019 Compared with the Three Months Ended June 30, 2018

	Results
	2019	2018	Change	% Change
	(dollars in millions)
Retail revenues	$198.9	$193.6	$5.3	2.7%
Regulatory amortization	6.2	(1.3)	7.5	(576.9)
Total retail revenues	205.1	192.3	12.8	6.7
Transmission	13.4	16.2	(2.8)	(17.3)
Wholesale and Other	1.2	1.2	—	—
Total Revenues	219.7	209.7	10.0	4.8
Total Cost of Sales	42.7	19.6	23.1	117.9
Gross Margin(1)	$177.0	$190.1	$(13.1)	(6.9)%
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2019	2018	2019	2018	2019	2018
	(in thousands)
Montana	$62,828	$59,480	521	516	302,642	298,897
South Dakota	13,441	14,385	123	130	50,553	50,493
Residential	76,269	73,865	644	646	353,195	349,390
Montana	82,820	79,648	755	762	68,690	67,339
South Dakota	21,763	22,271	253	250	12,822	12,804
Commercial	104,583	101,919	1,008	1,012	81,512	80,143
Industrial	10,264	10,714	725	600	78	75
Other	7,757	7,140	38	36	6,067	6,026
Total Retail Electric	$198,873	$193,638	2,415	2,294	440,852	435,634

	Cooling Degree Days			2019 as compared with:
	2019	2018	Historic Average	2018	Historic Average
Montana	38	32	52	19% warmer	27% colder
South Dakota	24	167	60	86% colder	60% colder
	Heating Degree Days			2019 as compared with:
	2019	2018	Historic Average	2018	Historic Average
Montana	1,159	1,089	1,169	6% colder	1% warmer
South Dakota	1,681	1,712	1,433	2% warmer	17% colder

The following summarizes the components of the changes in electric gross margin for the three months ended June 30, 2019 and 2018 (in millions):

Gross Margin 2019 vs. 2018
Gross Margin Items Impacting Net Income
Electric QF liability adjustment	$(20.9)
Transmission	(1.6)
Retail volumes	(0.5)
Tax Cuts and Jobs Act impact	7.0
Montana supply cost recovery	4.6
Montana rates, subject to refund	1.2
Other	(2.0)
Change in Gross Margin Impacting Net Income	(12.2)

Gross Margin Items Offset Within Net Income
Operating expenses recovered in trackers	(1.7)
Production tax credits flowed-through trackers	(0.1)
Property taxes recovered in trackers	0.9
Change in Items Offset Within Net Income	(0.9)
Decrease in Gross Margin(1)	$(13.1)
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

Gross margin for items impacting net income decreased $12.2 million primarily due to the following items:

•
The adjustment of our electric QF liability (unrecoverable costs associated with PURPA contracts as a part of a 2002 stipulation with the MPSC and other parties) as compared with the same period in 2018 due to the combination of:

▪	A lower periodic adjustment of approximately $14.2 million due to price escalation, which was less than previously estimated; and

•
A lower impact of the adjustment to actual output and pricing for the contract year resulting in approximately $6.7 million in higher supply costs for these QF contracts due to primarily to outages at two facilities in 2018.

•	Lower demand to transmit energy across our transmission lines due to market conditions and pricing; and

•	A decrease in residential and commercial retail volumes due primarily to mild spring weather, offset in part by customer growth.

These decreases were partly offset by the following items:

•	A reduction in revenue in 2018 due to the impact of the Tax Cuts and Jobs Act one-time settlements;

•	Higher recovery of Montana electric supply costs due to changes in the Montana electric supply cost recovery statute, as discussed above; and

•	An increase in Montana electric revenue recognized consistent with the proposed electric rate case settlement, effective with interim rates April 1, 2019 and subject to refund, as discussed above.

The change in gross margin also includes the following items that had no impact on net income:

•	A decrease in revenues for operating costs included in trackers, offset by decreased operating expense;

•	A decrease in revenues due to the increase in production tax credit benefits passed through to customers in our tracker mechanisms, which are offset by decreased income tax expense; and

•	An increase in revenues for property taxes included in trackers, offset by increased property tax expense.

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

Six Months Ended June 30, 2019 Compared with the Six Months Ended June 30, 2018

	Results
	2019	2018	Change	% Change
	(dollars in millions)
Retail revenues	$437.6	$423.0	$14.6	3.5%
Regulatory amortization	25.3	(9.4)	34.7	(369.1)
Total retail revenues	462.9	413.6	49.3	11.9
Transmission	27.0	31.5	(4.5)	(14.3)
Wholesale and Other	2.8	3.0	(0.2)	(6.7)
Total Revenues	492.7	448.1	44.6	10.0
Total Cost of Sales	119.7	76.9	42.8	55.7
Gross Margin(1)	$373.0	$371.2	$1.8	0.5%
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2019	2018	2019	2018	2019	2018
	(in thousands)
Montana	$156,924	$146,731	1,329	1,277	302,399	298,631
South Dakota	31,456	33,068	318	317	50,611	50,500
Residential	188,380	179,799	1,647	1,594	353,010	349,131
Montana	169,530	163,287	1,573	1,566	68,477	67,261
South Dakota	44,923	46,282	537	520	12,796	12,727
Commercial	214,453	209,569	2,110	2,086	81,273	79,988
Industrial	21,845	21,476	1,426	1,207	78	75
Other	12,904	12,137	60	58	5,433	5,381
Total Retail Electric	$437,582	$422,981	5,243	4,945	439,794	434,575

	Cooling Degree Days			2019 as compared with:
	2019	2018	Historic Average	2018	Historic Average
Montana	38	32	52	19% warmer	27% colder
South Dakota	24	167	60	86% colder	60% colder
	Heating Degree Days			2019 as compared with:
	2019	2018	Historic Average	2018	Historic Average
Montana	5,221	4,697	4,378	11% colder	19% colder
South Dakota	6,342	6,076	5,493	4% colder	15% colder

The following summarizes the components of the changes in electric gross margin for the six months ended June 30, 2019 and 2018 (in millions):

Gross Margin 2019 vs. 2018
Gross Margin Items Impacting Net Income
Tax Cuts and Jobs Act impact	$11.5
Retail volumes	5.0
Montana supply cost recovery	3.0
Montana rates, subject to refund	1.2
QF liability adjustment	(20.9)
Transmission	(2.3)
Other	2.7
Change in Gross Margin Impacting Net Income	0.2

Gross Margin Items Offset Within Net Income
Property taxes recovered in trackers	2.0
Production tax credits flowed-through trackers	0.3
Operating expenses recovered in trackers	(0.7)
Change in Items Offset Within Net Income	1.6
Increase in Gross Margin(1)	$1.8
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

Gross margin for items impacting net income increased $0.2 million primarily due to the following items:

•	A reduction in revenue in 2018 due to the impact of the Tax Cuts and Jobs Act one-time settlements;

•	An increase in retail volumes due primarily to colder winter weather and customer growth;

•	Higher recovery of Montana electric supply costs due to changes in the Montana electric supply cost recovery statute, as discussed above; and

•	An increase in Montana electric revenue recognized consistent with the proposed electric rate case settlement, effective with interim rates April 1, 2019 and subject to refund, as discussed above.

These increases were partly offset by the following items:

•
The adjustment of our electric QF liability (unrecoverable costs associated with PURPA contracts as a part of a 2002 stipulation with the MPSC and other parties) as compared with the same period in 2018 due to the combination of:

•	A lower periodic adjustment of approximately $14.2 million due to price escalation, which was less than previously estimated; and

•
A lower impact of the adjustment to actual output and pricing for the contract year resulting in approximately $6.7 million in higher supply costs for these QF contracts due to primarily to outages at two facilities in 2018.

•	Lower demand to transmit energy across our transmission lines due to market conditions and pricing.

The change in gross margin also includes the following items that had no impact on net income:

•	An increase in revenues for property taxes included in trackers, offset by increased property tax expense;

•	An increase in revenues due to the decrease in production tax credit benefits passed through to customers in our tracker mechanisms, which are offset by increased income tax expense; and

•	A decrease in revenues for operating costs included in trackers, offset by decreased operating expense.

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

•	Wholesale: Primarily represents transportation and storage for others.

Three Months Ended June 30, 2019 Compared with the Three Months Ended June 30, 2018

	Results
	2019	2018	Change	% Change
	(dollars in millions)
Retail revenues	$44.1	$43.4	$0.7	1.6%
Regulatory amortization	(1.9)	(1.9)	—	—
Total retail revenues	42.2	41.5	0.7	1.7
Wholesale and other	8.9	10.6	(1.7)	(16.0)
Total Revenues	51.1	52.1	(1.0)	(1.9)
Total Cost of Sales	13.1	12.6	0.5	4.0
Gross Margin(1)	$38.0	$39.5	$(1.5)	(3.8)%
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

	Revenues		Dekatherms (Dkt)		Customer Counts
	2019	2018	2019	2018	2019	2018
	(in thousands)
Montana	$18,748	$17,574	2,206	2,093	174,648	172,638
South Dakota	5,657	5,607	686	701	39,961	39,582
Nebraska	4,205	4,991	543	591	37,311	37,269
Residential	28,610	28,172	3,435	3,385	251,920	249,489
Montana	9,480	8,779	1,185	1,109	24,220	23,896
South Dakota	3,583	3,645	660	692	6,786	6,668
Nebraska	2,095	2,413	405	426	4,888	4,813
Commercial	15,158	14,837	2,250	2,227	35,894	35,377
Industrial	111	181	13	24	240	244
Other	209	208	32	31	166	163
Total Retail Gas	$44,088	$43,398	5,730	5,667	288,220	285,273

	Heating Degree Days			2019 as compared with:
	2019	2018	Historic Average	2018	Historic Average
Montana	1,199	1,128	1,233	6% colder	3% warmer
South Dakota	1,681	1,712	1,433	2% warmer	17% colder
Nebraska	1,215	1,328	1,172	9% warmer	4% colder

The following summarizes the components of the changes in natural gas gross margin for the three months ended June 30, 2019 and 2018:

Gross Margin 2019 vs. 2018
(in millions)
Gross Margin Items Impacting Net Income
Tax Cuts and Jobs Act impact	$(0.8)
Montana rates	(0.5)
Retail volumes	0.8
Other	(1.3)
Change in Gross Margin Impacting Net Income	(1.8)

Gross Margin Items Offset Within Net Income
Property taxes recovered in trackers	0.3
Change in Items Offset Within Net Income	0.3
Decrease in Gross Margin(1)	$(1.5)
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

Gross margin for items impacting net income decreased $1.8 million primarily due to the following items:

•	A 2018 reduction in the deferral of revenue in the second quarter associated with the impact of the Tax Cuts and Jobs Act one-time settlements; and

•	A reduction of rates associated with the step down of our Montana gas production assets and the adjustment to rates from the Tax Cuts and Jobs Act settlement.

These decreases were partly offset by an increase in retail volumes from mild spring weather and customer growth.

The change in gross margin also includes an increase in revenues for property taxes included in trackers, offset by increased property tax expense with no impact on net income. Our wholesale and other revenues are largely gross margin neutral as they are offset by changes in cost of sales.

Six Months Ended June 30, 2019 Compared with the Six Months Ended June 30, 2018

	Results
	2019	2018	Change	% Change
	(dollars in millions)
Retail revenues	$150.9	$142.6	$8.3	5.8%
Regulatory amortization	(7.1)	(8.2)	1.1	(13.4)
Total retail revenues	143.8	134.4	9.4	7.0
Wholesale and other	18.4	20.8	(2.4)	(11.5)
Total Revenues	162.2	155.2	7.0	4.5
Total Cost of Sales	51.8	51.4	0.4	0.8
Gross Margin(1)	$110.4	$103.8	$6.6	6.4%
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

	Revenues		Dekatherms (Dkt)		Customer Counts
	2019	2018	2019	2018	2019	2018
	(in thousands)
Montana	$64,386	$58,477	9,080	7,998	174,558	172,495
South Dakota	18,699	17,025	2,433	2,376	40,132	39,740
Nebraska	13,845	16,404	2,040	2,007	37,472	37,424
Residential	96,930	91,906	13,553	12,381	252,162	249,659
Montana	32,497	29,311	4,783	4,193	24,210	23,881
South Dakota	12,791	11,456	2,265	2,167	6,814	6,694
Nebraska	7,395	8,529	1,456	1,408	4,905	4,839
Commercial	52,683	49,296	8,504	7,768	35,929	35,414
Industrial	593	720	90	107	240	246
Other	649	651	110	105	166	163
Total Retail Gas	$150,855	$142,573	22,257	20,361	288,497	285,482

	Heating Degree Days			2019 as compared with:
	2019	2018	Historic Average	2018	Historic Average
Montana	5,251	4,677	4,492	12% colder	17% colder
South Dakota	6,342	6,076	5,493	4% colder	15% colder
Nebraska	4,849	4,928	4,541	2% warmer	7% colder

The following summarizes the components of the changes in natural gas gross margin for the six months ended June 30, 2019 and 2018:

Gross Margin 2019 vs. 2018
(in millions)
Gross Margin Items Impacting Net Income
Retail volumes	$8.7
Tax Cuts and Jobs Act impact	2.0
Montana rates	(2.2)
Other	(2.6)
Change in Gross Margin Impacting Net Income	5.9

Gross Margin Items Offset Within Net Income
Property taxes recovered in trackers	0.9
Operating expenses recovered in trackers	(0.2)
Change in Items Offset Within Net Income	0.7
Increase in Gross Margin(1)	$6.6
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

Gross margin for items impacting net income increased $5.9 million primarily due to the following items:

•	An increase in retail volumes from colder winter weather and customer growth; and

•	A reduction in revenue in 2018 due to the impact of the Tax Cuts and Jobs Act one-time settlements.

These increases were partly offset by a reduction of rates associated with the step down of our Montana gas production assets and the adjustment to rates from the Tax Cuts and Jobs Act settlement.

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

We plan to maintain a 50 - 55 percent debt to total capital ratio excluding finance leases, and expect to continue to target a long-term dividend payout ratio of 60 - 70 percent of earnings per share; however, there can be no assurance that we will be able to meet these targets. In June 2019, we priced $150 million aggregate principal amount of Montana First Mortgage Bonds, at a fixed interest rate of 3.98% maturing in 2049, and issued $50 million of these bonds in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds were used to repay a portion of our outstanding borrowings under our revolving credit facilities and for other general corporate purposes. The bonds are secured by our electric and natural gas assets in Montana. We expect to issue the remaining $100 million of these bonds in September 2019.

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

As of June 30, 2019, our total net liquidity was approximately $114.2 million, including $4.2 million of cash and $110.0 million of revolving credit facility availability. As of June 30, 2019, there were no of letters of credit outstanding and $315.0 million in borrowings under our revolving credit facilities. Letters of credit were canceled effective April 29, 2019. Availability under our revolving credit facilities was $119.0 million as of July 19, 2019.

Factors Impacting our Liquidity

Supply Costs - Our operations are subject to seasonal fluctuations in cash flow. During the heating season, which is primarily from November through March, cash receipts from natural gas and electric sales typically exceed cash requirements. During the summer months, cash on hand, together with the seasonal increase in cash flows and utilization of our existing revolver, are used to purchase natural gas to place in storage, perform maintenance, and make capital improvements.

The effect of this seasonality on our liquidity is also impacted by changes in electric and natural gas market prices. We recover the cost of our electric and natural gas supply through tracking mechanisms. The natural gas supply tracking mechanism in each of our jurisdictions, and electric supply tracking mechanism in South Dakota are designed to provide stable recovery of supply costs, with a monthly adjustment to correct for any under or over collection. The Montana electric supply tracking mechanism implemented in 2018, the PCCAM, is designed for us to absorb risk through a sharing mechanism, with 90% of the variance above or below the established base revenues and actual costs collected from or refunded to customers. The change in design is discussed above in Management's Discussion and Analysis under Significant Trends and Regulation. Our electric supply rates were adjusted monthly under the prior tracker, and under the PCCAM design are adjusted annually. In periods of significant fluctuation of loads and / or market prices, this design impacts our cash flows as application of the PCCAM requires that we absorb certain power cost increases before we are allowed to recover increases from customers.

Due to the lag between our purchases of electric and natural gas commodities and revenue receipt from customers, cyclical over and under collection situations arise consistent with the fluctuations discussed above and typically under collect in the fall and winter and over collect in the spring. Fluctuations in recoveries under our cost tracking mechanisms can have a significant effect on cash flows from operations and make year-to-year comparisons difficult.

As of June 30, 2019, we have under collected our costs recovered through tracking mechanisms by approximately $25.0 million. We over collected our costs by approximately $1.5 million and $3.2 million as of December 31, 2018 andJune 30, 2018, respectively. As of December 31, 2017, we under collected our costs by approximately $13.2 million.

Credit Ratings

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are favorable to us and our customers, may impact our trade credit availability, and could result in the need to issue additional equity securities. Fitch Ratings (Fitch), Moody's Investors Service (Moody's), and S&P Global Ratings (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. As of July 19, 2019, our current ratings with these agencies are as follows:

	Senior Secured Rating	Senior Unsecured Rating	Commercial Paper	Outlook
Fitch	A	A-	F2	Negative
Moody’s	A3	Baa2	Prime-2	Stable
S&P	A-	BBB	A-2	Stable

A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the credit rating agency and each rating should be evaluated independently of any other rating.

Cash Flows

The following table summarizes our consolidated cash flows (in millions):

	Six Months Ended June 30,
	2019	2018
Operating Activities
Net income	$120.5	$102.3
Non-cash adjustments to net income	73.5	96.9
Changes in working capital	(42.3)	57.1
Other noncurrent assets and liabilities	(7.1)	(9.1)
Cash Provided by Operating Activities	144.6	247.2

Investing Activities
Property, plant and equipment additions	(147.0)	(116.5)
Acquisitions	—	(18.5)
Cash Used in Investing Activities	(147.0)	(135.0)

Financing Activities
Proceeds from issuance of common stock, net	—	44.9
Issuance of long-term debt	50.0	—
Line of credit borrowings, net	7.0	216.0
Repayments of short-term borrowings, net	—	(319.6)
Dividends on common stock	(57.6)	(54.3)
Financing costs	(0.9)	(0.1)
Other	1.1	1.8
Cash Used in Financing Activities	(0.4)	(111.3)

Decrease in Cash, Cash Equivalents, and Restricted Cash	$(2.8)	$0.9
Cash, Cash Equivalents, and Restricted Cash, beginning of period	$15.3	$12.0
Cash, Cash Equivalents, and Restricted Cash, end of period	$12.5	$12.9

Cash Provided by Operating Activities

As of June 30, 2019, cash, cash equivalents, and restricted cash were $12.5 million as compared with $15.3 million at December 31, 2018 and $12.9 million at June 30, 2018. Cash provided by operating activities totaled $144.6 million for the six months ended June 30, 2019 as compared with $247.2 million during the six months ended June 30, 2018. This decrease in operating cash flows is primarily due to an under collection of supply costs from customers in 2019 as compared with an over collection in 2018, resulting in an approximate $39.0 million reduction in working capital, credits to Montana customers during the current period related to the Tax Cuts and Jobs Act of approximately $20.5 million, transmission generation interconnection refunds in the current period as compared with deposits in the prior period decreasing working capital by approximately $18.8 million, and the receipt of insurance proceeds of $6.1 million during the first quarter of 2018.

Cash Used in Investing Activities

Cash used in investing activities increased by approximately $12.0 million as compared with the first six months of 2018. Plant additions during the first six months of 2019 include maintenance additions of approximately $103.6 million and capacity related capital expenditures of $43.4 million. Plant additions during the first six months of 2018 included maintenance additions of approximately $91.6 million, capacity related capital expenditures of approximately $24.9 million, and the purchase of the 9.7 MW Two Dot wind project in Montana for approximately $18.5 million.

Cash Used in Financing Activities

Cash used in financing activities totaled $0.4 million during the six months ended June 30, 2019 as compared with $111.3 million during the six months ended June 30, 2018. During the six months ended June 30, 2019, cash used in financing activities reflects payment of dividends of $57.6 million, offset in part by proceeds from the issuance of debt of $50.0 million and net borrowings under our revolving lines of credit of $7.0 million. During the six months ended June 30, 2018, net cash used in financing activities reflects net repayments of commercial paper of $319.6 million and the payment of dividends of $54.3 million. These impacts were partially offset by issuances under our revolving lines of credit of $216.0 million.

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of June 30, 2019. See our Annual Report on Form 10-K for the year ended December 31, 2018 for additional discussion.

	Total	2019	2020	2021	2022	2023	Thereafter
	(in thousands)
Long-term debt (1)	$2,171,637	$—	$—	$315,000	$—	$144,660	$1,711,977
Finance leases	21,108	1,192	2,476	2,668	2,875	3,098	8,799
Estimated pension and other postretirement obligations (2)	59,667	11,335	12,199	12,214	12,046	11,873	N/A
Qualifying facilities liability (3)	668,239	37,446	76,533	78,356	80,226	82,320	313,358
Supply and capacity contracts (4)	1,992,045	108,201	153,790	124,749	128,213	123,433	1,353,659
Contractual interest payments on debt (5)	1,533,305	44,488	85,274	84,592	73,622	72,417	1,172,912
Environmental remediation obligations (2)	3,400	800	1,200	1,000	200	200	N/A
Total Commitments (6)	$6,449,401	$203,462	$331,472	$618,579	$297,182	$438,001	$4,560,705
_________________________

(1)	Represents cash payments for long-term debt and excludes $12.6 million of debt discounts and debt issuance costs, net.

(2)
We estimate cash obligations related to our pension and other postretirement benefit programs and environmental remediation obligations for five years, as it is not practicable to estimate thereafter. Pension and postretirement benefit estimates reflect our expected cash contributions, which may be in excess of minimum funding requirements.

(3)
Certain QFs require us to purchase minimum amounts of energy at prices ranging from $63 to $136 per MWH through 2029. Our estimated gross contractual obligation related to these QFs is approximately $668.2 million. A portion of the costs incurred to purchase this energy is recoverable through rates authorized by the MPSC, totaling approximately $537.7 million.

(4)
We have entered into various purchase commitments, largely purchased power, electric transmission, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 25 years.

(5)
Contractual interest payments includes our revolving credit facilities, which have a variable interest rate. We have assumed an average interest rate of 3.64% on the outstanding balance through maturity of the facilities.

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

We continually evaluate the appropriateness of our estimates and assumptions. Actual results could differ from those estimates. We consider an estimate to be critical if it is material to the Financial Statements and it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate are reasonably likely to occur from period to period. This includes the accounting for the following: regulatory assets and liabilities, pension and postretirement benefit plans, income taxes and qualifying facilities liability. These policies were disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018. As of June 30, 2019, there have been no material changes in these policies.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, including, but not limited to, interest rates, energy commodity price volatility, and credit exposure. Management has established comprehensive risk management policies and procedures to manage these market risks.

Interest Rate Risk

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. We manage our interest rate risk by issuing primarily fixed-rate long-term debt with varying maturities, refinancing certain debt and, at times, hedging the interest rate on anticipated borrowings. All of our debt has fixed interest rates, with the exception of our revolving credit facilities. The $400 million revolving credit facility bears interest at the lower of prime plus a credit spread, ranging from 0.00% to 0.75%, or available rates tied to the Eurodollar rate plus a credit spread, ranging from 0.88% to 1.75%. In addition, we have a $25 million revolving credit facility, to provide swingline borrowing capability. The $25 million revolving credit facility bears interest at the lower of prime plus a credit spread of 0.13%, or available rates tied to the Eurodollar rate plus a credit spread of 0.65%. As of June 30, 2019, we had approximately $315.0 million in borrowings under our revolving credit facilities. A 1.0% increase in interest rates would increase our annual interest expense by approximately $3.2 million.

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

As part of our overall strategy for fulfilling our electric and natural gas supply requirements, we employ the use of market purchases and sales, including forward contracts. These types of contracts are included in our supply portfolios and in some instances, are used to manage price volatility risk by taking advantage of seasonal fluctuations in market prices. These contracts are part of an overall portfolio approach intended to provide price stability for consumers. As a regulated utility, our exposure to market risk caused by changes in commodity prices is mitigated because these commodity costs are included in our Montana, South Dakota and Nebraska cost tracking mechanisms and, are recoverable from customers subject to a regulatory review for prudency and, in the case of our Montana PCCAM, a sharing mechanism.

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

Montana Regulation - We have received several unfavorable regulatory rulings in Montana, including:

•
In 2018, the MPSC revised our recovery of prudently incurred supply costs to increase our risk by incorporating a sharing mechanism, which included a +/- $4.1 million deadband applied to the difference between actual costs and revenues, with differences beyond the deadband shared by allocating 90% to customers and 10% to shareholders. However, in 2019, the Montana legislature enacted legislation prohibiting a deadband that became law in May 2019.

•	In 2018, the MPSC issued an order in our 2017 property tax tracker filing reducing our recovery of Montana property taxes between general rate filings by applying an alternate allocation methodology.

•
In 2017, the MPSC revised our QF tariff for standard QF rates for small QFs (3 MW or less) to establish a maximum contract length of 15 years and a substantially lower rate for future QF contracts. The MPSC also applied the 15-year contract term to the economic evaluation of our future owned and contracted electric supply resources. As a result, we terminated our competitive solicitation process to address our intermittent capacity and reserve margin needs in Montana. We appealed the MPSC’s application of the 15-year term to our future owned and contracted electric supply resources, and in 2019, a Montana district court reversed the MPSC’s application of the 15-year term to our supply resources.

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

We submitted a general electric rate case filing with the MPSC in September 2018 and a hearing was held in May 2019. We cannot predict how the MPSC may address this filing. If the MPSC determines our request is not supported and / or decreases overall electric rates, it could have a material adverse effect on our operating and financial results.

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

In May 2019, we submitted a filing with the FERC for our Montana transmission assets. The revenue collected from FERC-jurisdictional customers associated with our Montana FERC assets is reflected in our Montana MPSC-jurisdictional rates as a credit to retail customers. If the FERC determines our request is not supported and/or decreases overall electric rates, or the MPSC-jurisdictional electric rates are not updated consistent with the FERC decision, it could have a material adverse effect on our operating and financial results.

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

Colstrip - As part of the settlement of litigation brought by the Sierra Club and the Montana Environmental Information Center against the owners and operator of Colstrip, the owners of Units 1 and 2 agreed to shut down those units no later than July 2022. In June 2019, the owners of Units 1 and 2 accelerated the closure of those units to no later than December 31, 2019. We do not have ownership in Units 1 and 2, and decisions regarding these units, including their shut down, were made by their respective owners. The six owners of Colstrip currently share the operating costs pursuant to the terms of an operating agreement among the owners of Units 3 and 4 and a common facilities agreement among the owners of all four units. When Units 1 and 2 discontinue operation, we anticipate incurring some additional operating costs with respect to our interest in Unit 4 and expect to experience a negative impact on our transmission revenue due to reduced amounts of energy transmitted across our transmission lines. This reduction would be incorporated in our next general electric rate filing after the closure of Units 1 and 2, resulting in lower revenue credits to certain customers.

In addition, the remaining depreciable life of our investment in Colstrip Unit 4 is through 2042. Two of the other joint owners have entered into settlements with regulators and a third has filed a petition with its regulators to accelerate the recovery of their investment in Colstrip Units 3 and 4 by using a depreciable life through 2027, but have not established a date for closure. In May 2019, the Washington state legislature enacted a statute mandating Washington electric utilities to “eliminate coal-fired resources from [their] allocation of electricity” on or before December 31, 2025. The same three owners, which had earlier set and requested a depreciable life through 2027, are subject to this Washington statute and its 2025 deadline. Recovery of costs associated with the shut-down of the facility prior to the end of the useful life would be subject to MPSC approval.

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

Coal Supply - Colstrip Units 3 and 4 are supplied with fuel from adjacent coal reserves under coal supply and transportation agreements, which are effective through December 31, 2019. Our coal supply and transportation agreements are with WeCo, a subsidiary of Westmoreland Coal Co. (Westmoreland). Westmoreland, along with WeCo filed for Chapter 11 bankruptcy protection on October 9, 2018. An auction was held for Westmoreland’s core assets, including its interest in WeCo and the mine adjacent to Colstrip, and no qualified bids were received. As a result, in March 2019 a lenders group acquired Westmoreland’s core assets. Immediately prior to that acquisition, WeCo assumed the existing coal supply and transportation agreements, which were assigned to the lenders group, which is now known as Westmoreland Rosebud Mining, LLC (WRM). We are working with WRM and the other joint owners of Colstrip to negotiate a new coal supply agreement, which may have higher costs than the existing coal supply agreement.

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

Business Operations - We are subject to the potentially adverse operating and financial effects of terrorist acts and threats, as well as cyber (such as hacking and viruses), physical security breaches and other disruptive activities of individuals or groups, and theft of our critical infrastructure information. Our generation, transmission and distribution facilities are deemed critical infrastructure and provide the framework for our service infrastructure. Cyber crime, which includes the use of malware, computer viruses, and other means for disruption or unauthorized access has increased in frequency, scope, and potential impact in recent years. Our assets and the information technology systems on which they depend could be direct targets of, or indirectly affected by, cyber attacks and other disruptive activities, including those that impact third party facilities that are interconnected to us. Any significant interruption of these assets or systems could prevent us from fulfilling our critical business functions including delivering energy to our customers, and sensitive, confidential and other data could be compromised.

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

On June 19, 2019, EPA finalized the ACE. ACE repeals the 2015 CPP in regulating GHG emissions from coal-fired plants. Under the ACE, states must establish unit-specific standards that reflect emissions achievable through heat rate improvements, which EPA designated as the best system of emissions reduction, and if the state chooses, take into account the remaining useful life of the unit and other source specific factors. States generally have three years to submit the standards to EPA and coal-fired plants will have two additional years to comply with the standards. We cannot predict the impact of the ACE on us until the state plans are adopted and any judicial reviews are completed.

As GHG regulations are implemented, it could result in additional compliance costs that could affect our future results of operations and financial position if such costs are not recovered through regulated rates. Complying with the CO2 emission performance standards, and with other future environmental rules, may make it economically impractical to continue operating all or a portion of our jointly owned facilities or for individual owners to participate in their proportionate ownership of the coal-fired generating units. This could lead to significant impacts to customer rates for recovery of plant improvements and / or closure related costs and costs to procure replacement power. In addition, these changes could impact system reliability due to changes in generation sources.

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

We are subject to changing federal and state laws and regulations. Congress and state legislatures may enact legislation that adversely affects our operations and financial results.

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

ITEM 6.                      EXHIBITS -

(a) Exhibits

Exhibit 4.1—Thirty-Eighth Supplemental Indenture, dated as of June 1, 2019, among NorthWestern Corporation and The Bank of New York Mellon and Beata Harvin, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated July 2, 2019, Commission File No. 1-10499).

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

NorthWestern Corporation
Date:	July 24, 2019	By:	/s/ BRIAN B. BIRD
Brian B. Bird
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer