Form 10-Q
period 2019-09-30
NORTHWESTERN CORP
filed 2019-10-30
CIK 73088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, Par Value $0.01, 50,446,835 shares outstanding at October 25, 2019

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

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Electric	$241,237	$245,159	$733,933	$693,256
Gas	33,599	34,715	195,842	189,937
Total Revenues	274,836	279,874	929,775	883,193
Operating Expenses
Cost of sales	64,227	72,247	235,706	200,514
Operating, general and administrative	76,998	73,787	238,916	221,966
Property and other taxes	44,089	42,451	133,188	128,306
Depreciation and depletion	43,166	43,581	129,766	130,877
Total Operating Expenses	228,480	232,066	737,576	681,663
Operating Income	46,356	47,808	192,199	201,530
Interest Expense, net	(23,722)	(22,035)	(71,023)	(68,202)
Other (Expense) Income, net	(409)	2,051	864	1,798
Income Before Income Taxes	22,225	27,824	122,040	135,126
Income Tax (Expense) Benefit	(555)	358	20,098	(4,658)
Net Income	$21,670	$28,182	$142,138	$130,468

Average Common Shares Outstanding	50,444	50,318	50,422	49,871
Basic Earnings per Average Common Share	$0.43	$0.56	$2.82	$2.62
Diluted Earnings per Average Common Share	$0.42	$0.56	$2.80	$2.61
Dividends Declared per Common Share	$0.575	$0.55	$1.725	$1.65

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Income	$21,670	$28,182	$142,138	$130,468
Other comprehensive income, net of tax:
Foreign currency translation	42	(68)	18	113
Reclassification of net losses on derivative instruments	114	113	339	339
Total Other Comprehensive Income	156	45	357	452
Comprehensive Income	$21,826	$28,227	$142,495	$130,920

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	September 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$5,046	$7,860
Restricted cash	9,055	7,451
Accounts receivable, net	126,373	162,373
Inventories	55,168	50,815
Regulatory assets	56,093	38,431
Other	14,087	10,755
Total current assets	265,822	277,685
Property, plant, and equipment, net	4,650,951	4,521,318
Goodwill and other intangibles, net	357,986	357,586
Regulatory assets	470,781	437,581
Other noncurrent assets	64,640	50,206
Total Assets	$5,810,180	$5,644,376
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Finance leases	$2,430	$2,298
Accounts payable	66,550	87,043
Accrued expenses and other	243,093	216,792
Regulatory liabilities	21,611	40,876
Total current liabilities	333,684	347,009
Long-term finance leases	18,081	19,915
Long-term debt	2,176,057	2,102,345
Deferred income taxes	431,832	394,618
Noncurrent regulatory liabilities	451,006	438,285
Other noncurrent liabilities	394,996	399,822
Total Liabilities	3,805,656	3,701,994
Commitments and Contingencies (Note 10)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 53,996,070 and 50,445,969 shares, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	540	539
Treasury stock at cost	(96,092)	(95,546)
Paid-in capital	1,505,605	1,499,070
Retained earnings	604,048	548,253
Accumulated other comprehensive loss	(9,577)	(9,934)
Total Shareholders' Equity	2,004,524	1,942,382
Total Liabilities and Shareholders' Equity	$5,810,180	$5,644,376

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES:
Net income	$142,138	$130,468
Items not affecting cash:
Depreciation and depletion	129,766	130,877
Amortization of debt issue costs, discount and deferred hedge gain	3,482	3,488
Stock-based compensation costs	4,778	4,935
Equity portion of allowance for funds used during construction	(4,118)	(2,737)
Gain on disposition of assets	(176)	(55)
Deferred income taxes	(16,350)	6,287
Changes in current assets and liabilities:
Accounts receivable	36,000	54,352
Inventories	(4,353)	(306)
Other current assets	(3,332)	(904)
Accounts payable	(13,942)	(19,090)
Accrued expenses	24,945	53,031
Regulatory assets	(17,662)	(1,915)
Regulatory liabilities	(19,265)	6,955
Other noncurrent assets	(5,366)	(8,031)
Other noncurrent liabilities	(2,684)	(10,937)
Cash Provided by Operating Activities	253,861	346,418
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(242,874)	(193,405)
Acquisitions	—	(18,504)
Proceeds from sale of assets	—	72
Cash Used in Investing Activities	(242,874)	(211,837)
FINANCING ACTIVITIES:
Treasury stock activity	1,220	2,056
Proceeds from issuance of common stock, net	—	44,797
Dividends on common stock	(86,343)	(81,723)
Issuance of long-term debt	150,000	—
Line of credit repayments, net	(76,000)	—
Line of credit borrowings	—	1,433,000
Line of credit repayments	—	(1,211,000)
Repayments of short-term borrowings, net	—	(319,556)
Financing costs	(1,074)	(91)
Cash Used in Financing Activities	(12,197)	(132,517)
(Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(1,210)	2,064
Cash, Cash Equivalents, and Restricted Cash, beginning of period	15,311	12,029
Cash, Cash Equivalents, and Restricted Cash, end of period	$14,101	$14,093
Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$68	$55
Interest	55,515	49,002
Significant non-cash transactions:
Capital expenditures included in accounts payable	15,508	11,893
See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,
	Number of Common Shares	Number of Treasury Shares	Common Stock	Treasury Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at June 30, 2018	53,889	3,574	$539	$(95,768)	$1,494,940	$508,528	$(10,508)	$1,897,731

Net income	—	—	—	—	—	28,182	—	28,182
Foreign currency translation adjustment	—	—	—	—	—	—	(68)	(68)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	113	113
Stock-based compensation	—	42	(1)	(56)	1,186	—	—	1,129
Issuance of shares	—	(47)	1	190	92	—	—	283
Dividends on common stock ($0.55 per share)	—	—	—	—	—	(27,470)	—	(27,470)
Balance at September 30, 2018	53,889	3,569	$539	$(95,634)	$1,496,218	$509,240	$(10,463)	$1,899,900

Balance at June 30, 2019	53,996	3,553	$540	$(96,178)	$1,504,290	$611,159	$(9,733)	$2,010,078

Net income	—	—	—	—	—	21,670	—	21,670
Foreign currency translation adjustment	—	—	—	—	—	—	42	42
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	114	114
Stock-based compensation	—	—	—	—	1,169	—	—	1,169
Issuance of shares	—	(3)	—	86	146	—	—	232
Dividends on common stock ($0.575 per share)	—	—	—	—	—	(28,781)	—	(28,781)
Balance at September 30, 2019	53,996	3,550	$540	$(96,092)	$1,505,605	$604,048	$(9,577)	$2,004,524

	Nine Months Ended September 30,
	Number of Common Shares	Number of Treasury Shares	Common Stock	Treasury Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 31, 2017	52,981	3,609	$530	$(96,376)	$1,445,181	$458,352	$(8,772)	$1,798,915

Net income	—	—	—	—	—	130,468	—	130,468
Foreign currency translation adjustment	—	—	—	—	—	—	113	113
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	339	339
Reclassification of certain tax effects from AOCL	—	—	—	—	—	2,143	(2,143)	—
Stock-based compensation	72	12	—	(668)	4,903	—	—	4,235
Issuance of shares	836	(52)	9	1,410	46,134	—	—	47,553
Dividends on common stock ($1.65 per share)	—	—	—	—	—	(81,723)	—	(81,723)
Balance at September 30, 2018	53,889	3,569	$539	$(95,634)	$1,496,218	$509,240	$(10,463)	$1,899,900

Balance at December 31, 2018	53,889	3,566	$539	$(95,546)	$1,499,070	$548,253	$(9,934)	$1,942,382

Net income	—	—	—	—	—	142,138	—	142,138
Foreign currency translation adjustment	—	—	—	—	—	—	18	18
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	339	339
Stock-based compensation	107	25	—	(1,646)	4,744	—	—	3,098
Issuance of shares	—	(41)	1	1,100	1,791	—	—	2,892
Dividends on common stock ($1.725 per share)	—	—	—	—	—	(86,343)	—	(86,343)
Balance at September 30, 2019	53,996	3,550	$540	$(96,092)	$1,505,605	$604,048	$(9,577)	$2,004,524

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The unaudited Condensed Consolidated Financial Statements (Financial Statements) reflect all adjustments (which unless otherwise noted are normal and recurring in nature) that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows. The actual results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Events occurring subsequent to September 30, 2019, have been evaluated as to their potential impact to the Financial Statements through the date of issuance.

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

Certain long-term purchase power and tolling contracts may be considered variable interests. We have various long-term purchase power contracts with other utilities and certain qualifying co-generation facilities and qualifying small power production facilities (QF). We identified one QF contract that may constitute a VIE. We entered into a 40-year power purchase contract in 1984 with this 35 megawatt (MW) coal-fired QF to purchase substantially all of the facility's capacity and electrical output over a substantial portion of its estimated useful life. We absorb a portion of the facility's variability through annual changes to the price we pay per megawatt hour (MWH). After making exhaustive efforts, we have been unable to obtain the information from the facility necessary to determine whether the facility is a VIE or whether we are the primary beneficiary of the facility. The contract with the facility contains no provision which legally obligates the facility to release this information. We have accounted for this QF contract as an executory contract. Based on the current contract terms with this QF, our estimated gross contractual payments aggregate approximately $148.5 million through 2024.

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

We adopted this standard on January 1, 2019, using the modified retrospective method of adoption. Adoption of this standard had minimal impact on our Financial Statements and disclosures. We elected a package of practical expedients that allow us to carry forward historical conclusions related to (1) whether any expired or existing contract is a lease or contains a lease, (2) the lease classification of any expired or existing leases and easements, and (3) the initial direct costs for any existing leases. In addition, as our easements are entered into in perpetuity, they do not meet the definition of a lease in accordance with this guidance. We did not restate comparative periods upon adoption. We had one finance lease that was already included on our balance sheets prior to adoption of the lease standard, consistent with previous guidance for capital leases. We also lease office equipment and facilities under various long-term operating leases. The recognition of right-of-use assets and lease liabilities for operating leases increased our assets and liabilities by approximately $3.6 million and are classified in the Condensed Consolidated Balance Sheets as follows (in thousands):

	Affected Line Item in the Condensed Consolidated Balance Sheets	September 30, 2019
Operating lease assets	Other noncurrent assets	$3,598

Operating lease liabilities, current	Accrued expenses and other	1,356
Operating lease liabilities, noncurrent	Other noncurrent liabilities	2,242
Total operating lease liabilities		$3,598

Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	September 30,	December 31,	September 30,	December 31,
	2019	2018	2018	2017
Cash and cash equivalents	$5,046	$7,860	$6,912	$8,473
Restricted cash	9,055	7,451	7,181	3,556
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$14,101	$15,311	$14,093	$12,029

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

(2) Regulatory Matters

Montana General Electric Rate Case

In September 2018, we filed an electric rate case with the Montana Public Service Commission (MPSC) requesting an annual increase to electric rates of approximately $34.9 million. The MPSC issued an order approving an interim increase in revenue of approximately $10.5 million effective April 1, 2019, which remains in effect until the MPSC issues a final order. In May 2019, we reached a settlement with all parties who filed comprehensive revenue requirement, cost allocation, and rate design testimony in our Montana electric rate case. If the MPSC approves the settlement, it will result in an annual increase to electric revenue of approximately $6.5 million (based upon a 9.65% return on equity (ROE) and rate base and capital structure as filed) and an annual decrease in depreciation expense of approximately $9 million. A hearing was held in May 2019 and briefing was completed in late August 2019. In September 2019, the MPSC staff recommended that the MPSC approve and adopt the settlement as filed. We expect a final order from the MPSC during the fourth quarter of 2019.

During the three and nine months ended September 30, 2019, we recognized revenue of approximately $1.6 million and $2.8 million, respectively, and reduced depreciation expense by approximately $2.2 million and $6.7 million, respectively, in the Condensed Consolidated Statements of Income consistent with the proposed settlement above. As of September 30, 2019, we have deferred approximately $1.8 million of the interim revenues. Any difference between interim and final approved rates will be refunded to customers.

Federal Energy Regulatory Commission (FERC) Filing

In May 2019, we submitted a filing with the FERC for our Montana transmission assets. The revenue requirement associated with our Montana FERC assets is reflected in our Montana MPSC-jurisdictional rates as a credit to retail customers. We expect to submit a compliance filing with the MPSC upon resolution of our Montana FERC case adjusting the proposed credit in our Montana retail rates. In June 2019, the FERC issued an order accepting our filing, granting interim rates (subject to refund) effective July 1, 2019, establishing settlement procedures and terminating our related Tax Cuts and Jobs Act filing. A settlement judge has been appointed. We hosted a technical conference regarding the filing attended by intervenors, FERC and MPSC staff in September 2019. We expect to host an additional technical conference and engage in settlement discussions during the fourth quarter of 2019.

Cost Recovery Mechanisms - Montana

Each year we submit an electric and natural gas tracker filing for recovery of supply costs for the 12-month period ended June 30. The MPSC reviews such filings and makes its cost recovery determination based on whether or not our supply procurement activities were prudent. The MPSC approved our electric tracker filings for the 12-month periods ended June 30, 2016 and 2017, on an interim basis. In August 2019, the MPSC established a procedural schedule for adjudication of these dockets with a final order expected in the first quarter of 2020.

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

The Condensed Consolidated Statements of Income during the nine months ended September 30, 2019, include the recovery of approximately $4.6 million of electric supply costs consistent with the change in statute. Our cumulative under collection of electric supply costs is approximately $25.7 million as of September 30, 2019, and is reflected in regulatory assets in the Condensed Consolidated Balance Sheets. We submitted a filing in September 2019, requesting recovery of costs above the base for the period July 1, 2018 to June 30, 2019, with the under recovery collected over the next 12-month period. The MPSC has not established a procedural schedule in this docket.

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

In May 2016, we filed our biennial update of standard rates for small QFs (3 MW or less). In November 2017, the PSC approved new, lower rates, reduced the maximum contract term from 25 to 15 years, and ordered that it would apply the same 15-year contract term to our future owned and contracted electric supply resources (Symmetry Finding). We sought judicial review with the Montana State District Court (District Court) of the Symmetry Finding. Cypress Creek Renewables, LLC, Vote Solar, and Montana Environmental Information Center, sought judicial review with the District Court of the rates and contract term.

The District Court reversed and modified the MPSC’s decisions on rates, contract term, and the Symmetry Finding. We appealed the District Court’s order regarding rates and contract term to the Montana Supreme Court. The MPSC did not appeal the District Court’s Symmetry Finding. The Montana Supreme Court granted our motion to stay the District Court’s decisions regarding rates and contract term. We expect briefing to be completed by the end of October 2019.

The MPSC also issued the same Symmetry Finding in another docket when setting the rates and contract term for a large QF - MT Sun, LLC (MTSun). We, as well as MTSun, sought judicial review of the MPSC’s order. The District Court reversed and modified the MPSC’s order regarding rates, contract length, and the Symmetry Finding. We appealed the District Court’s order to the Montana Supreme Court on the issues of rates and contract length, and the MPSC did not appeal the District Court’s reversal of the Symmetry Finding. We expect briefing to be completed in November 2019.

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

The following table summarizes the significant differences in income tax expense based on the differences between our effective tax rate and the federal statutory rate (in thousands):

	Three Months Ended September 30,
	2019		2018
Income Before Income Taxes	$22,225		$27,824

Income tax calculated at federal statutory rate	4,667	21.0%	5,843	21.0%

Permanent or flow-through adjustments:
State income, net of federal provisions	65	0.3	638	2.3
Flow-through repairs deductions	(2,606)	(11.7)	(2,394)	(8.6)
Production tax credits	(1,414)	(6.3)	(1,656)	(6.0)
Amortization of excess deferred income tax	(374)	(1.7)	(418)	(1.5)
Plant and depreciation of flow-through items	(263)	(1.2)	(95)	(0.3)
Prior year permanent return to accrual adjustments	559	2.5	(2,978)	(10.7)
Other, net	(79)	(0.4)	702	2.5
	(4,112)	(18.5)	(6,201)	(22.3)

Income tax expense (benefit)	$555	2.5%	$(358)	(1.3)%

	Nine Months Ended September 30,
	2019		2018
Income Before Income Taxes	$122,040		$135,126

Income tax calculated at federal statutory rate	25,628	21.0%	28,376	21.0%

Permanent or flow through adjustments:
State income, net of federal provisions	1,230	1.0	2,171	1.6
Release of unrecognized tax benefit	(22,825)	(18.7)	—	—
Flow-through repairs deductions	(12,694)	(10.4)	(13,075)	(9.7)
Production tax credits	(7,252)	(5.9)	(8,103)	(6.0)
Plant and depreciation of flow through items	(2,449)	(2.0)	(1,582)	(1.2)
Amortization of excess deferred income tax	(1,939)	(1.6)	(2,045)	(1.5)
Prior year permanent return to accrual adjustments	559	0.4	(2,978)	(2.2)
Share-based compensation	186	0.2	275	0.2
Other, net	(542)	(0.5)	1,619	1.2
	(45,726)	(37.5)	(23,718)	(17.6)

Income tax (benefit) expense	$(20,098)	(16.5)%	$4,658	3.4%

The income tax benefit for the nine months ended September 30, 2019 reflects the release of approximately $22.8 million of unrecognized tax benefits, including approximately $2.7 million of accrued interest and penalties, net of tax, due to the lapse of statutes of limitation in the second quarter of 2019.

Uncertain Tax Positions

We recognize tax positions that meet the more-likely-than-not threshold as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. After the release above, we have unrecognized tax benefits of approximately $35.3 million as of September 30, 2019, including approximately $27.8 million that, if recognized, would impact our effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitation within the next twelve months.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As discussed above, during the nine months ended September 30, 2019, we released $2.7 million of accrued interest in the Condensed Consolidated Statements of Income. As of September 30, 2019, we do not have any amounts accrued for the payment of interest and penalties. During the nine months ended September 30, 2018, we recognized $0.9 million of expense for interest and penalties in the Condensed Consolidated Statements of Income. As of December 31, 2018, we had $2.7 million of interest accrued in the Condensed Consolidated Balance Sheets.

Our federal tax returns from 2000 forward remain subject to examination by the Internal Revenue Service.

(4) Comprehensive Income (Loss)

The following tables display the components of Other Comprehensive Income (Loss), after-tax, and the related tax effects (in thousands):

	Three Months Ended
	September 30, 2019			September 30, 2018
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation adjustment	$42	$—	$42	$(68)	$—	$(68)
Reclassification of net income (loss) on derivative instruments	154	(40)	114	153	(40)	113
Other comprehensive income (loss)	$196	$(40)	$156	$85	$(40)	$45

	Nine Months Ended
	September 30, 2019			September 30, 2018
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation adjustment	$18	$—	$18	$113	$—	$113
Reclassification of net income (loss) on derivative instruments	460	(121)	339	460	(121)	339
Other comprehensive income (loss)	$478	$(121)	$357	$573	$(121)	$452

Balances by classification included within accumulated other comprehensive loss (AOCL) on the Condensed Consolidated Balance Sheets are as follows, net of tax (in thousands):

	September 30, 2019	December 31, 2018
Foreign currency translation	$1,466	$1,448
Derivative instruments designated as cash flow hedges	(11,294)	(11,633)
Postretirement medical plans	251	251
Accumulated other comprehensive loss	$(9,577)	$(9,934)

The following tables display the changes in AOCL by component, net of tax (in thousands):

		Three Months Ended
		September 30, 2019
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(11,408)	$251	$1,424	$(9,733)
Other comprehensive income before reclassifications		—	—	42	42
Amounts reclassified from AOCL	Interest Expense	114	—	—	114
Net current-period other comprehensive income		114	—	42	156
Ending balance		$(11,294)	$251	$1,466	$(9,577)

		Three Months Ended
		September 30, 2018
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(11,905)	$38	$1,359	$(10,508)
Other comprehensive loss before reclassifications		—	—	(68)	(68)
Amounts reclassified from AOCL	Interest Expense	113	—	—	113
Net current-period other comprehensive income (loss)		113	—	(68)	45
Ending balance		$(11,792)	$38	$1,291	$(10,463)

		Nine Months Ended
		September 30, 2019
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(11,633)	$251	$1,448	(9,934)
Other comprehensive income before reclassifications		—	—	18	18
Amounts reclassified from AOCL	Interest Expense	339	—	—	339
Net current-period other comprehensive income		339	—	18	357
Ending balance		$(11,294)	$251	$1,466	$(9,577)

		Nine Months Ended
		September 30, 2018
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(9,981)	$31	$1,178	$(8,772)
Other comprehensive income before reclassifications		—	—	113	113
Amounts reclassified from AOCL	Interest Expense	339	—	—	339
Net current-period other comprehensive income		339	—	113	452
Reclassification of certain tax effects from AOCL		$(2,150)	$7	$—	(2,143)
Ending balance		$(11,792)	$38	$1,291	$(10,463)

(5) Financing Activities

In June 2019, we priced $150 million aggregate principal amount of Montana First Mortgage Bonds, at a fixed interest rate of 3.98% maturing in 2049. We issued $50 million of these bonds in June 2019 and the remaining $100 million of these bonds in September 2019 in transactions exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds were used to repay a portion of our outstanding borrowings under our revolving credit facilities and for other general corporate purposes. The bonds are secured by our electric and natural gas assets in Montana.

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

Financial data for the business segments are as follows (in thousands):

Three Months Ended
September 30, 2019	Electric	Gas	Other	Eliminations	Total
Operating revenues	$241,237	$33,599	$—	$—	$274,836
Cost of sales	58,768	5,459	—	—	64,227
Gross margin	182,469	28,140	—	—	210,609
Operating, general and administrative	57,433	18,830	735	—	76,998
Property and other taxes	34,731	9,355	3	—	44,089
Depreciation and depletion	35,824	7,342	—	—	43,166
Operating income (loss)	54,481	(7,387)	(738)	—	46,356
Interest expense	(19,481)	(1,588)	(2,653)	—	(23,722)
Other (expense) income	(677)	(344)	612	—	(409)
Income tax (expense) benefit	(1,415)	(232)	1,092	—	(555)
Net income (loss)	$32,908	$(9,551)	$(1,687)	$—	$21,670
Total assets	$4,632,077	$1,173,513	$4,590	$—	$5,810,180
Capital expenditures	$70,063	$25,784	$—	$—	$95,847

Three Months Ended
September 30, 2018	Electric	Gas	Other	Eliminations	Total
Operating revenues	245,159	$34,715	$—	$—	$279,874
Cost of sales	66,512	5,735	—	—	72,247
Gross margin	178,647	28,980	—	—	207,627
Operating, general and administrative	54,009	19,146	632	—	73,787
Property and other taxes	33,452	8,997	2	—	42,451
Depreciation and depletion	36,202	7,377	2	—	43,581
Operating income (loss)	54,984	(6,540)	(636)	—	47,808
Interest expense	(19,070)	(1,436)	(1,529)	—	(22,035)
Other income	926	436	689	—	2,051
Income tax (expense) benefit	(2,183)	362	2,179	—	358
Net income (loss)	$34,657	$(7,178)	$703	$—	$28,182
Total assets	$4,408,464	$1,076,341	$15,293	$—	$5,500,098
Capital expenditures	$60,062	$16,887	$—	$—	$76,949

Nine Months Ended
September 30, 2019	Electric	Gas	Other	Eliminations	Total
Operating revenues	$733,933	$195,842	$—	$—	$929,775
Cost of sales	178,423	57,283	—	—	235,706
Gross margin	555,510	138,559	—	—	694,069
Operating, general and administrative	174,544	60,803	3,569	—	238,916
Property and other taxes	104,612	28,569	7	—	133,188
Depreciation and depletion	107,595	22,171	—	—	129,766
Operating income (loss)	168,759	27,016	(3,576)	—	192,199
Interest expense	(58,301)	(4,599)	(8,123)	—	(71,023)
Other (expense) income	(1,458)	(874)	3,196	—	864
Income tax (expense) benefit	(4,937)	493	24,542	—	20,098
Net income	$104,063	$22,036	$16,039	$—	$142,138
Total assets	4,632,077	1,173,513	4,590	—	5,810,180
Capital expenditures	186,155	56,719	—	—	242,874

Nine Months Ended
September 30, 2018	Electric	Gas	Other	Eliminations	Total
Operating revenues	$693,256	$189,937	$—	$—	$883,193
Cost of sales	143,398	57,116	—	—	200,514
Gross margin	549,858	132,821	—	—	682,679
Operating, general and administrative	161,551	60,015	400	—	221,966
Property and other taxes	100,825	27,475	6	—	128,306
Depreciation and depletion	108,494	22,365	18	—	130,877
Operating income (loss)	178,988	22,966	(424)	—	201,530
Interest expense	(58,908)	(4,451)	(4,843)	—	(68,202)
Other income	1,364	353	81	—	1,798
Income tax (expense) benefit	(5,330)	(1,372)	2,044	—	(4,658)
Net income (loss)	$116,114	$17,496	$(3,142)	$—	$130,468
Total assets	$4,408,464	$1,076,341	$15,293	$—	5,500,098
Capital expenditures	$155,804	$37,601	$—	$—	193,405

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

Electric Segment - Our regulated electric utility business primarily provides generation, transmission, and distribution services to our customers in our Montana and South Dakota jurisdictions. We recognize revenue when electricity is delivered to the customer. Payments on our tariff based sales are generally due 20-30 days after the billing date.

Natural Gas Segment - Our regulated natural gas utility business primarily provides production, storage, transmission, and distribution services to our customers in our Montana, South Dakota, and Nebraska jurisdictions. We recognize revenue when natural gas is delivered to the customer. Payments on our tariff based sales are generally due 20-30 days after the billing date.

Disaggregation of Revenue

The following tables disaggregate our revenue by major source and customer class (in millions):

	Three Months Ended
	September 30, 2019			September 30, 2018
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Montana	$68.4	$8.9	$77.3	$67.6	$9.4	$77.0
South Dakota	16.0	1.7	17.7	16.5	1.7	18.2
Nebraska	—	1.8	1.8	—	1.9	1.9
Residential	84.4	12.4	96.8	84.1	13.0	97.1
Montana	87.7	5.5	93.2	85.8	5.5	91.3
South Dakota	26.3	1.3	27.6	24.4	0.9	25.3
Nebraska	—	0.9	0.9	—	0.9	0.9
Commercial	114.0	7.7	121.7	110.2	7.3	117.5
Industrial	10.6	0.1	10.7	9.8	0.1	9.9
Lighting, Governmental, Irrigation, and Interdepartmental	12.4	0.1	12.5	11.4	0.1	11.5
Total Customer Revenues	221.4	20.3	241.7	215.5	20.5	236.0
Other Tariff and Contract Based Revenues	15.3	7.7	23.0	13.0	8.5	21.5
Total Revenue from Contracts with Customers	236.7	28.0	264.7	228.5	29.0	257.5
Regulatory amortization	4.5	5.6	10.1	16.7	5.7	22.4
Total Revenues	$241.2	$33.6	$274.8	$245.2	$34.7	$279.9

	Nine Months Ended
	September 30, 2019			September 30, 2018
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Montana	$225.4	$73.3	$298.7	$214.3	$67.9	$282.2
South Dakota	47.4	20.4	67.8	49.6	18.7	68.3
Nebraska	—	15.7	15.7	—	18.3	18.3
Residential	272.8	109.4	382.2	263.9	104.9	368.8
Montana	257.3	38.0	295.3	249.1	34.9	284.0
South Dakota	71.2	14.1	85.3	70.7	12.4	83.1
Nebraska	—	8.3	8.3	—	9.4	9.4
Commercial	328.5	60.4	388.9	319.8	56.7	376.5
Industrial	32.4	0.7	33.1	31.3	0.8	32.1
Lighting, Governmental, Irrigation, and Interdepartmental	25.2	0.6	25.8	23.5	0.7	24.2
Total Customer Revenues	658.9	171.1	830.0	638.5	163.1	801.6
Other Tariff and Contract Based Revenues	46.5	26.6	73.1	48.6	29.5	78.1
Total Revenue from Contracts with Customers	705.4	197.7	903.1	687.1	192.6	879.7
Regulatory amortization	28.5	(1.9)	26.6	6.2	(2.7)	3.5
Total Revenues	$733.9	$195.8	$929.7	$693.3	$189.9	$883.2

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

	Three Months Ended
	September 30, 2019	September 30, 2018
Basic computation	50,443,866	50,317,813
Dilutive effect of:
Performance share awards (1)	335,371	142,730
Diluted computation	50,779,237	50,460,543

	Nine Months Ended
	September 30, 2019	September 30, 2018
Basic computation	50,422,028	49,871,042
Dilutive effect of:
Performance share awards (1)	334,002	139,371
Diluted computation	50,756,030	50,010,413

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

(9) Employee Benefit Plans

We sponsor and/or contribute to pension and postretirement health care and life insurance benefit plans for eligible employees. Net periodic benefit cost (income) for our pension and other postretirement plans consists of the following (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
Components of Net Periodic Benefit Cost (Income)
Service cost	$2,409	$2,944	$82	$100
Interest cost	6,622	6,105	152	145
Expected return on plan assets	(6,360)	(7,051)	(217)	(239)
Amortization of prior service cost (credit)	1,636	1	(471)	(471)
Recognized actuarial loss (gain)	—	1,090	(24)	(19)
Plan settlements	715	—	—	—
Net Periodic Benefit Cost (Income)	$5,022	$3,089	$(478)	$(484)

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Components of Net Periodic Benefit Cost (Income)
Service cost	$7,228	$8,832	$248	$299
Interest cost	19,866	18,315	457	434
Expected return on plan assets	(19,082)	(21,155)	(652)	(716)
Amortization of prior service cost	4,908	3	(1,412)	(1,412)
Recognized actuarial loss (gain)	—	3,270	(72)	(59)
Plan settlements	715	—	—	—
Net Periodic Benefit Cost (Income)	$13,635	$9,265	$(1,431)	$(1,454)

We have contributed $7.2 million to our pension plans during the nine months ended September 30, 2019. We expect to contribute an additional $3 million to $5 million to our pension plans during the fourth quarter of 2019.

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

Our environmental exposure includes a number of components, including remediation expenses related to the cleanup of current or former properties, and costs to comply with changing environmental regulations related to our operations. At present, our environmental reserve, which relates primarily to the remediation of former manufactured gas plant sites owned by us, is estimated to range between $26.6 million to $34.6 million. As of September 30, 2019, we have a reserve of approximately $28.7 million, which has not been discounted. Environmental costs are recorded when it is probable we are liable for the remediation and we can reasonably estimate the liability. We use a combination of site investigations and monitoring to formulate an estimate of environmental remediation costs for specific sites. Our monitoring procedures and development of actual remediation plans depend not only on site specific information but also on coordination with the different environmental regulatory agencies in our respective jurisdictions; therefore, while remediation exposure exists, it may be many years before costs are incurred.

Over time, as costs become determinable, we may seek authorization to recover such costs in rates or seek insurance reimbursement as available and applicable; therefore, although we cannot guarantee regulatory recovery, we do not expect these costs to have a material effect on our consolidated financial position or results of operations.

Manufactured Gas Plants - Approximately $21.7 million of our environmental reserve accrual is related to manufactured gas plants. A formerly operated manufactured gas plant located in Aberdeen, South Dakota, has been identified on the Federal Comprehensive Environmental Response, Compensation, and Liability Information System list as contaminated with coal tar residue. We are currently conducting feasibility studies, implementing remedial actions pursuant to work plans approved by the South Dakota Department of Environment and Natural Resources, and conducting ongoing monitoring and operation and maintenance activities. As of September 30, 2019, the reserve for remediation costs at this site is approximately $8.0 million, and we estimate that approximately $3.2 million of this amount will be incurred during the next five years.

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

In addition, we own or have responsibility for sites in Butte, Missoula, and Helena, Montana on which former manufactured gas plants were located. The Butte and Helena sites, both listed as high priority sites on Montana's state superfund list, were placed into the Montana Department of Environmental Quality (MDEQ) voluntary remediation program for cleanup due to soil and groundwater impacts. Soil and coal tar were removed at the sites in accordance with the MDEQ requirements. Groundwater monitoring is conducted semiannually at both sites. At this time, we cannot estimate with a reasonable degree of certainty the nature and timing of additional remedial actions and/or investigations, if any, at the Butte site. In August 2016, the MDEQ sent us a Notice of Potential Liability and Request for Remedial Action regarding the Helena site. In October 2019, we submitted a third revised Remedial Investigation Work Plan (RIWP) for the Helena site addressing MDEQ comments on previously submitted drafts of the RIWP. The RIWP requires additional investigation including vapor intrusion and investigation of potential contamination from transformers and treated poles. MDEQ is expected to complete its review of the RIWP by the fourth quarter of 2019.

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

While numerous bills have been introduced that address climate change from different perspectives, including through direct regulation of GHG emissions, the establishment of cap and trade programs and the establishment of federal renewable portfolio standards, Congress has not passed any federal climate change legislation and we cannot predict the timing or form of any potential legislation. In the absence of such legislation, EPA is presently regulating new and existing sources of GHG emissions through regulations. On June 19, 2019, EPA finalized the Affordable Clean Energy Rule (ACE). ACE repeals the 2015 Clean Power Plan (CPP) in regulating GHG emissions from coal-fired plants. Generally, ACE will provide more regulatory flexibility to individual states and likely will not reduce CO2 emissions as much as the CPP. Numerous parties, including us, filed petitions for review and reconsideration of the CPP. Those CPP proceedings were dismissed as moot by the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit) on September 17, 2019.

Under the ACE, states must establish unit-specific standards that reflect emissions achievable through heat rate improvements, which EPA designated as the best system of emissions reduction, and if the state chooses, take into account the remaining useful life of the unit and other source specific factors. States generally have three years to submit the standards to EPA and coal-fired plants will have two additional years to comply with the standards. The ACE became effective on September 6, 2019, and various challenges to it are pending in the D.C. Circuit.

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

LEGAL PROCEEDINGS

Pacific Northwest Solar Litigation

Pacific Northwest Solar, LLC (PNWS) is a solar QF developer seeking to construct small solar facilities in Montana. We began negotiating with PNWS in early 2016 to purchase the output from 21 of its proposed facilities pursuant to our standard QF-1 Tariff, which is applicable to projects no larger than 3 MWs.

On June 16, 2016, however, the MPSC suspended the availability of the QF-1 Tariff standard rates for that category of solar projects, which included the projects proposed by PNWS. The MPSC exempted from the suspension any projects for which a QF had both submitted a signed power purchase agreement and had executed an interconnection agreement with us by June 16, 2016. Although we had signed four power purchase agreements with PNWS as of that date, we had not entered into interconnection agreements with PNWS for any of those projects. As a result, none of the PNWS projects in Montana qualified for the exemption.

In November 2016, PNWS sued us in state court seeking unspecified damages for breach of contract and a judicial declaration that some or all of the 21 proposed power purchase agreements it had proposed to us were in effect despite the MPSC's Order. We removed the state lawsuit to the United States District Court for the District of Montana (Court).

PNWS also requested the MPSC to exempt its projects from the tariff suspension and allow those projects to receive the QF-1 tariff rate that had been in effect prior to the suspension. We joined in PNWS’s request for relief with respect to four of the projects, but the MPSC did not grant any of the relief requested by PNWS or us.

In August 2017, pursuant to a non-monetary, partial settlement with us, PNWS amended its original complaint to limit its claims for enforcement and/or damages to only four of the 21 power purchase agreements. As a result, the amount of damages sought by the plaintiff was reduced to approximately $8 million for the alleged breach of the four power purchase agreements. We participated in an unsuccessful mediation on January 24, 2019 and there have been no settlement negotiations since then.

A jury trial was scheduled to begin on October 8, 2019 to address PNWS' remaining breach of contract claims and its request for a declaratory judgment. On October 3, 2019, however, PNWS filed a motion asking the Court to hold another pretrial conference clarifying some of its evidentiary rulings and a second motion asking the Court to issue a final pretrial order more clearly defining the legal and factual issues remaining for trial. On October 4, 2019, the Court denied both motions for procedural irregularities, gave PNWS leave to correct and refile them (which PNWS has since done), and vacated the trial date so that the issues raised in the two motions could be addressed at a hearing. A hearing and / or rescheduled trial date has not been established by the Court.

We dispute the remaining claims in PNWS’ lawsuit and will continue to vigorously defend against them. We cannot currently predict an outcome in this litigation. If the plaintiff prevails and obtains damages for a breach of contract, we may seek to recover those damages in rates from customers. We cannot predict the outcome of any such effort.

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

As you read this discussion and analysis, refer to our Condensed Consolidated Statements of Income, which present the results of our operations for the three and nine months ended September 30, 2019 and 2018.

HOW WE PERFORMED AGAINST OUR THIRD QUARTER 2018 RESULTS

	Three months ended September 30, 2019 vs. 2018
	Income Before Income Taxes	Income Tax Expense	Net Income
Third Quarter 2018	$27.8	$0.4	$28.2
Items increasing (decreasing) net income:
Higher operating, general, and administrative expenses	(6.2)	1.6	(4.6)
Lower electric retail volumes	(1.9)	0.5	(1.4)
Lower Montana electric transmission revenue	(1.8)	0.5	(1.3)
Lower Montana gas rates	(0.4)	0.1	(0.3)
Higher revenue absent the 2018 impacts of the Tax Cuts and Jobs Act	3.0	(0.8)	2.2
Higher Montana electric supply cost recovery	1.9	(0.5)	1.4
Higher Montana electric rates, subject to refund	1.6	(0.4)	1.2
Lower depreciation and depletion	0.4	(0.1)	0.3
Higher gas retail volumes	0.3	(0.1)	0.2
Other	(2.5)	(1.7)	(4.2)
Third Quarter 2019	$22.2	$(0.5)	$21.7
Change in Net Income			$(6.5)

Consolidated net income for the three months ended September 30, 2019 was $21.7 million as compared with $28.2 million for the same period in 2018. This decrease was primarily due to higher operating, general and administrative costs, lower transmission revenue and mild weather, offset in part by the impacts of the Tax Cuts and Jobs Act settlement in 2018, recovery of Montana electric supply costs, and an increase in Montana electric retail rates, subject to refund.

Following is a brief overview of significant items for 2019.

SIGNIFICANT TRENDS AND REGULATION

Montana General Electric Rate Case

In September 2018, we filed an electric rate case with the MPSC requesting an annual increase to electric rates of approximately $34.9 million. The MPSC issued an order approving an interim increase in revenue of approximately $10.5 million effective April 1, 2019, which remains in effect until the MPSC issues a final order. In May 2019, we reached a settlement including all parties who filed comprehensive revenue requirement, cost allocation, and rate design testimony in our Montana electric rate case. If the MPSC approves the settlement, it will result in an annual increase to electric revenue of approximately $6.5 million (based upon a 9.65% ROE and rate base and capital structure as filed) and an annual decrease in depreciation expense of approximately $9 million. A hearing was held in May 2019 and briefing was complete in late August 2019. In September 2019, the MPSC staff recommended that the MPSC approve and adopt the settlement as filed. We expect a final order from the MPSC during the fourth quarter of 2019.

During the three and nine months ended September 30, 2019, we recognized revenue of approximately $1.6 million and $2.8 million, respectively, and reduced depreciation expense by approximately $2.2 million and $6.7 million, respectively, in the Condensed Consolidated Statement of Income consistent with the proposed settlement above. As of September 30, 2019, we have deferred approximately $1.8 million of the interim revenues. Any difference between interim and final approved rates will be refunded to customers.

FERC Filing

In May 2019, we submitted a filing with the FERC for our Montana transmission assets. The revenue requirement associated with our Montana FERC assets is reflected in our Montana MPSC-jurisdictional rates as a credit to retail customers. We expect to submit a compliance filing with the MPSC upon resolution of our Montana FERC case adjusting the proposed credit in our Montana retail rates. In June 2019, the FERC issued an order accepting our filing, granting interim rates (subject to refund) effective July 1, 2019, establishing settlement procedures and terminating our related Tax Cuts and Jobs Act filing. A settlement judge has been appointed. We hosted a technical conference regarding the filing attended by intervenors, FERC and MPSC staff in September 2019. We expect to host an additional technical conference and engage in settlement discussions during the fourth quarter of 2019.

Montana Electric Tracker

In 2017, the Montana legislature revised the statute regarding our recovery of electric supply costs. In response, the MPSC approved a new design for our electric tracker in 2018, effective July 1, 2017. The revised electric tracker, or PCCAM, established a baseline of power supply costs and tracks the differences between the actual costs and revenues. Variances in supply costs above or below the baseline are allocated 90% to customers and 10% to shareholders, with an annual adjustment. From July 2017 to May 2019, the PCCAM also included a "deadband" which required us to absorb the variances within +/- $4.1 million from the base, with 90% of the variance above or below the deadband collected from or refunded to customers. In 2019, the Montana legislature revised the statute effective May 7, 2019, prohibiting a deadband, allowing 100% recovery of QF purchases, and maintaining the 90% / 10% sharing ratio for other purchases.

The Condensed Consolidated Statements of Income during the nine months ended September 30, 2019, include the recovery of approximately $4.6 million of electric supply costs consistent with the change in statute. Our cumulative under collection of electric supply costs is approximately $25.7 million as of September 30, 2019, and is reflected in regulatory assets in the Condensed Consolidated Balance Sheets. We submitted a filing in September 2019 requesting recovery of costs above the base for the period July 1, 2018 to June 30, 2019 with the under recovery collected over the next 12-month period. We began collecting the requested rate increase October 1, 2019. The MPSC has not established a procedural schedule in this docket.

Electric Supply Resource Plans

Montana - In March 2019, we issued our draft 2019 Electricity Supply Resource Procurement Plan (Montana Resource Plan). In August 2019, we submitted the final 2019 Montana Resource Plan, including responses to public comments. The Montana Resource Plan supports the goal of developing resources that will address the changing energy landscape in Montana to meet our customers' electric energy needs in a reliable and affordable manner.

We are currently 630 MW short of our peak needs, which we procure in the market. We forecast that our energy portfolio will be 725 MW short by 2025, considering expiring contracts and a modest increase in customer demand. Based on our customers' future energy resource needs as identified in the Montana Resource Plan, we expect to solicit competitive proposals in late 2019 for peaking capacity to be available for commercial operation in early 2023. We expect to use an independent evaluator to administer the solicitation process and evaluate proposals. We expect the process will be repeated in subsequent years to provide a resource-adequate energy and capacity portfolio by 2025.

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

South Dakota - In April 2019, we issued a request for proposals for 60 MW of flexible capacity resources to begin serving South Dakota customers by the end of 2021. As a result of a competitive solicitation process, we expect to own a natural gas fired reciprocating internal combustion engine at Huron, South Dakota. Dependent upon selection of manufacturer, we anticipate 55 - 60 MW to be online by late 2021 at a total investment of approximately $80 million. The selected proposal is subject to the execution of construction contracts and obtaining the applicable environmental and construction related permits.

Colstrip Coal Supply

Colstrip Units 3 and 4 are supplied with fuel from adjacent coal reserves under coal supply and transportation agreements with Western Energy Company (WeCo), which are effective through December 31, 2019. WeCo filed for Chapter 11 bankruptcy protection in October 2018. After receiving no qualified bids at a January 2019 auction, a lenders group acquired the core assets, which included the mine adjacent to Colstrip in March 2019. Immediately prior to that acquisition, WeCo assumed the existing coal supply and transportation agreements, which were assigned to the lenders group, which is now known as Westmoreland Rosebud Mining, LLC (WRM). We are working with WRM and the other joint owners of Colstrip to negotiate a new coal supply agreement, which may have higher costs than the existing coal supply agreement. Our Montana Resource Plan indicates Colstrip will continue to play a significant role in providing us a cost-effective and reliable supply portfolio.

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

OVERALL CONSOLIDATED RESULTS

Three Months Ended September 30, 2019 Compared with the Three Months Ended September 30, 2018

	Electric		Natural Gas		Total
	2019	2018	2019	2018	2019	2018
	(dollars in millions)
Reconciliation of gross margin to operating revenue:
Operating Revenues	$241.2	$245.2	$33.6	$34.7	$274.8	$279.9
Cost of Sales	58.7	66.5	5.5	5.7	64.2	72.2
Gross Margin(1)	$182.5	$178.7	$28.1	$29.0	$210.6	$207.7
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

	Three Months Ended September 30,
	2019	2018	Change	% Change
	(dollars in millions)
Gross Margin
Electric	$182.5	$178.7	$3.8	2.1%
Natural Gas	28.1	29.0	(0.9)	(3.1)
Total Gross Margin(1)	$210.6	$207.7	$2.9	1.4%
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

Primary components of the change in gross margin include the following (in millions):

Gross Margin 2019 vs. 2018
Gross Margin Items Impacting Net Income
Tax Cuts and Jobs Act impact	$2.8
Montana electric supply cost recovery	1.9
Montana electric rates, subject to refund	1.6
Natural gas retail volumes	0.3
Electric retail volumes	(1.9)
Electric transmission	(1.8)
Montana natural gas rates	(0.3)
Other	(2.3)
Change in Gross Margin Impacting Net Income	0.3
Gross Margin Items Offset Within Net Income
Property taxes recovered in trackers	1.6
Production tax credits flowed-through trackers	1.4
Operating expenses recovered in trackers	(0.4)
Change in Items Offset Within Net Income	2.6
Increase in Consolidated Gross Margin(1)	$2.9
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

Consolidated gross margin for items impacting net income increased $0.3 million due to the following items:

•	A reduction in revenue in 2018 due to the impact of the Tax Cuts and Jobs Act one-time settlements offset in part by the associated ongoing decrease to natural gas retail rates;

•	Lower Montana electric supply costs in 2019 as compared with 2018 due to market prices and an intermittent outage at Colstrip Unit 4 in the third quarter of 2018;

•	An increase in Montana electric revenue recognized consistent with the proposed electric rate case settlement, effective with interim rates April 1, 2019 and subject to refund, as discussed above; and

•	An increase in natural gas volumes due to customer growth and higher usage by our commercial customers offset in part by lower residential usage.

These increases were partly offset by the following items:

•	A decrease in electric residential retail volumes due primarily to milder summer weather, offset in part by customer growth;

•	Lower demand to transmit energy across our transmission lines due to market conditions and pricing; and

•	A decrease in Montana natural gas rates associated with the annual step down for our Montana gas production assets.

The change in consolidated gross margin also includes the following items that had no impact on net income:

•	An increase in revenues for property taxes included in trackers, offset by increased property tax expense;

•	An increase in revenue due to the decrease in production tax credit benefits passed through to customers in our tracker mechanisms, which are offset by increased income tax expense; and

•	A decrease in revenues for operating costs included in trackers, offset by a decrease in associated operating expense.

	Three Months Ended September 30,
	2019	2018	Change	% Change
	(dollars in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$77.0	$73.8	$3.2	4.3%
Property and other taxes	44.1	42.5	1.6	3.8
Depreciation and depletion	43.2	43.6	(0.4)	(0.9)
	$164.3	$159.9	$4.4	2.8%

Consolidated operating, general and administrative expenses were $77.0 million for the three months ended September 30, 2019, as compared with $73.8 million for the three months ended September 30, 2018. Primary components of the change include the following (in millions):

Operating, General & Administrative Expenses
2019 vs. 2018
Operating, General & Administrative Expenses Impacting Net Income
Employee benefits	$2.7

Hazard trees	1.2
Labor	0.5
Legal costs	0.4
Generation maintenance	(1.0)
Other	2.4
Change in Items Impacting Net Income	6.2

Operating, General & Administrative Expenses Offset Within Net Income
Pension and other postretirement benefits	(2.5)
Operating expenses recovered in trackers	(0.4)
Non-employee directors deferred compensation	(0.1)
Change in Items Offset Within Net Income	(3.0)
Increase in Operating, General & Administrative Expenses	$3.2

Consolidated operating, general and administrative expenses for items impacting net income increased $6.2 million due to the following items:

•	Higher employee benefit costs due primarily to increased pension expense;

•	Higher hazard tree line clearance costs;

•	Increased labor costs due primarily to compensation increases; and

•	Higher general legal costs.

These increases were offset by lower costs in 2019 for maintenance at our electric generation facilities.

The change in consolidated operating, general and administrative expenses also includes the following items that had no impact on net income:

•	The regulatory treatment of the non-service cost components of pension and postretirement benefit expense, which is offset in other income;

•	Lower operating expenses included in trackers recovered through revenue; and

•	A change in value of non-employee directors deferred compensation due to changes in our stock price, offset in other income.

Property and other taxes were $44.1 million for the three months ended September 30, 2019, as compared with $42.5 million in the same period of 2018. This increase was primarily due to plant additions and higher estimated property valuations in Montana. We estimate property taxes throughout each year, and update based on valuation reports received from the Montana Department of Revenue. Under Montana law, we are allowed to track the increases in the actual level of state and local taxes and fees and adjust our rates to recover the increase between rate cases less the amount allocated to FERC-jurisdictional customers and net of the associated income tax benefit.

Depreciation and depletion expense was $43.2 million for the three months ended September 30, 2019, as compared with $43.6 million in the same period of 2018. This decrease was primarily due to the depreciation adjustment consistent with the proposed Montana electric rate case settlement, as discussed above, partly offset by plant additions.

Consolidated operating income for the three months ended September 30, 2019 was $46.4 million as compared with $47.8 million in the same period of 2018. This decrease was primarily due to higher operating expenses.

Consolidated interest expense for the three months ended September 30, 2019 was $23.7 million as compared with $22.0 million in the same period of 2018, due primarily to higher borrowings.

Consolidated other expense was $0.4 million for the three months ended September 30, 2019 as compared to other income of $2.1 million during the same period of 2018. This change includes a $0.1 million decrease in the value of deferred shares held in trust for non-employee directors deferred compensation and a $2.5 million increase in other pension expense, both of which are offset in operating, general, and administrative expense with no impact to net income. These decreases were partly offset by higher capitalization of Allowance for Funds Used During Construction (AFUDC).

Consolidated income tax expense for the three months ended September 30, 2019 was $0.6 million as compared with an income tax benefit of $0.4 million in the same period of 2018.

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in millions):

	Three Months Ended September 30,
	2019		2018
Income Before Income Taxes	$22.2		$27.8

Income tax calculated at federal statutory rate	4.7	21.0%	5.8	21.0%

Permanent or flow-through adjustments:
State income, net of federal provisions	0.1	0.3	0.6	2.3
Flow-through repairs deductions	(2.6)	(11.7)	(2.4)	(8.6)
Production tax credits	(1.4)	(6.3)	(1.6)	(6.0)
Amortization of excess deferred income tax	(0.4)	(1.7)	(0.4)	(1.5)
Plant and depreciation of flow-through items	(0.3)	(1.2)	(0.1)	(0.3)
Prior year permanent return to accrual adjustments	0.6	2.5	(3.0)	(10.7)
Other, net	(0.1)	(0.4)	0.7	2.5
	(4.1)	(18.5)	(6.2)	(22.3)

Income tax expense (benefit)	$0.6	2.5%	$(0.4)	(1.3)%

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

Consolidated net income for the three months ended September 30, 2019 was $21.7 million as compared with $28.2 million for the same period in 2018. This decrease was primarily due to higher operating costs.

Nine Months Ended September 30, 2019 Compared with the Nine Months Ended September 30, 2018

	Electric		Natural Gas		Total
	2019	2018	2019	2018	2019	2018
	(dollars in millions)
Reconciliation of gross margin to operating revenue:
Operating Revenues	$733.9	$693.3	$195.9	$189.9	$929.8	$883.2
Cost of Sales	178.4	143.4	57.3	57.1	235.7	200.5
Gross Margin(1)	$555.5	$549.9	$138.6	$132.8	$694.1	$682.7
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

	Nine Months Ended September 30,
	2019	2018	Change	% Change
	(dollars in millions)
Gross Margin
Electric	$555.5	$549.9	$5.6	1.0%
Natural Gas	138.6	132.8	5.8	4.4
Total Gross Margin(1)	$694.1	$682.7	$11.4	1.7%
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

Primary components of the change in gross margin include the following (in millions):

Gross Margin 2019 vs. 2018
Gross Margin Items Impacting Net Income
Tax Cuts and Jobs Act impact	$15.4
Electric and natural gas retail volumes	12.1
Montana electric supply cost recovery	4.9
Montana electric rates, subject to refund	2.8
Electric QF liability adjustment	(20.9)
Electric transmission	(4.1)
Montana natural gas rates	(1.6)
Other	(2.1)
Change in Gross Margin Impacting Net Income	6.5
Gross Margin Items Offset Within Net Income
Property taxes recovered in trackers	4.5
Production tax credits flowed-through trackers	1.7
Operating expenses recovered in trackers	(1.3)
Change in Items Offset Within Net Income	4.9
Increase in Consolidated Gross Margin(1)	$11.4
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

Consolidated gross margin for items impacting net income increased $6.5 million due to the following items:

•	A reduction in revenue in 2018 due to the impact of the Tax Cuts and Jobs Act one-time settlements, offset in part by the associated ongoing decrease to natural gas retail rates;

•	An increase in electric and gas retail volumes due primarily to colder winter weather and customer growth;

•
The recovery of Montana electric supply costs due to changes in the associated statute, as discussed above, and lower supply costs in 2019 as compared with 2018 due to market prices and an intermittent outage at Colstrip Unit 4 in the third quarter of 2018; and

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

•	Lower demand to transmit energy across our transmission lines due to market conditions and pricing; and

•	A decrease in Montana natural gas rates associated with the annual step down for our Montana gas production assets.

The change in consolidated gross margin also includes the following items that had no impact on net income:

•	An increase in revenues for property taxes included in trackers, offset by increased property tax expense;

•	An increase in revenue due to the decrease in production tax credit benefits passed through to customers in our tracker mechanisms, which are offset by increased income tax expense; and

•	A decrease in revenues for operating costs included in trackers, offset by a decrease in associated operating expense.

	Nine Months Ended September 30,
	2019	2018	Change	% Change
	(dollars in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$238.9	$222.0	$16.9	7.6%
Property and other taxes	133.2	128.3	4.9	3.8
Depreciation and depletion	129.8	130.9	(1.1)	(0.8)
	$501.9	$481.2	$20.7	4.3%

Consolidated operating, general and administrative expenses were $238.9 million for the nine months ended September 30, 2019, as compared with $222.0 million for the nine months ended September 30, 2018. Primary components of the change include the following (in millions):

Operating, General & Administrative Expenses
2019 vs. 2018
Operating, General & Administrative Expenses Impacting Net Income
Employee benefits	$5.3
Hazard trees	3.9
Generation maintenance	2.4
Labor	1.6
Legal costs	1.4
Other	6.8
Change in Items Impacting Net Income	21.4

Operating, General & Administrative Expenses Offset Within Net Income
Pension and other postretirement benefits	(6.2)
Operating expenses recovered in trackers	(1.3)
Non-employee directors deferred compensation	3.0
Change in Items Offset Within Net Income	(4.5)
Increase in Operating, General & Administrative Expenses	$16.9

Consolidated operating, general and administrative expenses for items impacting net income increased $21.4 million due to the following items:

•
Higher employee benefit costs due primarily to increased pension expense, which we expect to be approximately $3 to $4 million higher in 2019 as compared with 2018 on an annual basis due primarily to higher funding of our Montana plan;

•	Higher hazard tree line clearance costs, which we expect to continue in 2019 and beyond as previously disclosed;

•	Higher costs in 2019 due to maintenance at electric generation facilities;

•	Increased labor costs due primarily to compensation increases; and

•	Higher general legal costs.

The change in consolidated operating, general and administrative expenses also includes the following items that had no impact on net income:

•	The regulatory treatment of the non-service cost components of pension and postretirement benefit expense, which is offset in other income;

•	Lower operating expenses included in trackers recovered through revenue; and

•	A change in value of non-employee directors deferred compensation due to changes in our stock price, offset in other income.

Property and other taxes were $133.2 million for the nine months ended September 30, 2019, as compared with $128.3 million in the same period of 2018. This increase was primarily due to plant additions and higher estimated property valuations in Montana.

Depreciation and depletion expense was $129.8 million for the nine months ended September 30, 2019, as compared with $130.9 million in the same period of 2018. This decrease was primarily due to the depreciation adjustment consistent with the proposed Montana electric rate case settlement, as discussed above, partly offset by plant additions.

Consolidated operating income for the nine months ended September 30, 2019 was $192.2 million as compared with $201.5 million in the same period of 2018. This decrease was primarily due to higher operating expenses, partly offset by higher gross margin.

Consolidated interest expense for the nine months ended September 30, 2019 was $71.0 million as compared with $68.2 million in the same period of 2018, due primarily to higher borrowings.

Consolidated other income was $0.9 million for the nine months ended September 30, 2019 as compared to $1.8 million during the same period of 2018. This decrease was primarily due to a $6.2 million increase in other pension expense that was partly offset by a $3.0 million increase in the value of deferred shares held in trust for non-employee directors deferred compensation, both of which are offset in operating, general, and administrative expense with no impact to net income. This decrease was also partly offset by higher capitalization of AFUDC.

Consolidated income tax benefit for the nine months ended September 30, 2019 was $20.1 million as compared with income tax expense of $4.7 million in the same period of 2018. The income tax benefit for 2019 reflects the release of approximately $22.8 million of unrecognized tax benefits, including approximately $2.7 million of accrued interest and penalties, due to the lapse of statutes of limitation in the second quarter of 2019. Our effective tax rate for the nine months ended September 30, 2019 was negative 16.5% as compared with 3.4% for the same period of 2018. We expect our 2019 effective tax rate to range between negative 7% and negative 12%.

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in millions):

	Nine Months Ended September 30,
	2019		2018
Income Before Income Taxes	$122.0		$135.1

Income tax calculated at federal statutory rate	25.6	21.0%	28.4	21.0%

Permanent or flow-through adjustments:
State income, net of federal provisions	1.2	1.0	2.2	1.6
Release of unrecognized tax benefit	(22.8)	(18.7)	—	—
Flow-through repairs deductions	(12.7)	(10.4)	(13.1)	(9.7)
Production tax credits	(7.3)	(5.9)	(8.1)	(6.0)
Plant and depreciation of flow-through items	(2.5)	(2.0)	(1.6)	(1.2)
Amortization of excess deferred income tax	(1.9)	(1.6)	(2.0)	(1.5)
Prior year permanent return to accrual adjustments	0.6	0.4	(3.0)	(2.2)
Share-based compensation	0.2	0.2	0.3	0.2
Other, net	(0.5)	(0.5)	1.6	1.2
	(45.7)	(37.5)	(23.7)	(17.6)

Income tax (benefit) expense	$(20.1)	(16.5)%	$4.7	3.4%

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

Consolidated net income for the nine months ended September 30, 2019 was $142.1 million as compared with $130.5 million for the same period in 2018. This increase was due primarily to the income tax benefit, colder winter weather and customer growth, and a reduction in revenue in 2018 due to impacts of the Tax Cuts and Jobs Act. These increases were partly offset by the adjustment of our electric QF liability and higher operating expenses.

ELECTRIC SEGMENT

We have various classifications of electric revenues, defined as follows:

•	Retail: Sales of electricity to residential, commercial and industrial customers.

•
Regulatory amortization: Primarily represents timing differences for electric supply costs and property taxes between when we incur these costs and when we recover these costs in rates from our customers.

•	Transmission: Reflects transmission revenues regulated by the FERC.

•	Wholesale and other are largely gross margin neutral as they are offset by changes in cost of sales.

Three Months Ended September 30, 2019 Compared with the Three Months Ended September 30, 2018

	Results
	2019	2018	Change	% Change
	(dollars in millions)
Retail revenues	$221.4	$215.5	$5.9	2.7%
Regulatory amortization	4.6	16.8	(12.2)	(72.6)
Total retail revenues	226.0	232.3	(6.3)	(2.7)
Transmission	13.3	11.3	2.0	17.7
Wholesale and Other	1.9	1.6	0.3	18.8
Total Revenues	241.2	245.2	(4.0)	(1.6)
Total Cost of Sales	58.7	66.5	(7.8)	(11.7)
Gross Margin(1)	$182.5	$178.7	$3.8	2.1%
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2019	2018	2019	2018	2019	2018
	(in thousands)
Montana	$68,469	$67,567	569	582	303,263	299,612
South Dakota	15,987	16,483	141	145	50,596	50,541
Residential	84,456	84,050	710	727	353,859	350,153
Montana	87,754	85,774	807	816	69,217	67,724
South Dakota	26,295	24,403	291	280	12,873	12,808
Commercial	114,049	110,177	1,098	1,096	82,090	80,532
Industrial	10,523	9,833	766	654	78	75
Other	12,324	11,431	90	91	8,140	8,017
Total Retail Electric	$221,352	$215,491	2,664	2,568	444,167	438,777

	Cooling Degree Days			2019 as compared with:
	2019	2018	Historic Average	2018	Historic Average
Montana	332	305	350	9% warmer	5% cooler
South Dakota	606	706	640	14% cooler	5% colder
	Heating Degree Days			2019 as compared with:
	2019	2018	Historic Average	2018	Historic Average
Montana	319	383	276	17% warmer	16% cooler
South Dakota	37	23	84	61% cooler	56% warmer

The following summarizes the components of the changes in electric gross margin for the three months ended September 30, 2019 and 2018 (in millions):

Gross Margin 2019 vs. 2018
Gross Margin Items Impacting Net Income
Tax Cuts and Jobs Act impact	$1.8
Montana supply cost recovery	1.9
Montana rates, subject to refund	1.6
Retail volumes	(1.9)
Transmission	(1.8)
Other	(0.5)
Change in Gross Margin Impacting Net Income	1.1

Gross Margin Items Offset Within Net Income
Production tax credits flowed-through trackers	1.4
Property taxes recovered in trackers	1.3
Change in Items Offset Within Net Income	2.7
Increase in Gross Margin(1)	$3.8
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

Gross margin for items impacting net income increased $1.1 million primarily due to the following items:

•	A reduction in revenue in 2018 due to the impact of the Tax Cuts and Jobs Act one-time settlements;

•
Lower Montana electric supply costs in 2019 as compared with 2018 due primarily to higher market prices and lower generation from Colstrip Unit 4 due to an intermittent outage at Colstrip Unit 4 in the third quarter of 2018; and

•	An increase in Montana electric revenue recognized consistent with the proposed electric rate case settlement, effective with interim rates April 1, 2019 and subject to refund, as discussed above.

These increases were partly offset by the following items:

•	A decrease in residential retail volumes due primarily to milder weather, offset in part by customer growth; and

•	Lower demand to transmit energy across our transmission lines due to market conditions and pricing.

The change in gross margin also includes the following items that had no impact on net income:

•	An increase in revenues due to the decrease in production tax credit benefits passed through to customers in our tracker mechanisms, which are offset by increased income tax expense; and

•	An increase in revenues for property taxes included in trackers, offset by increased property tax expense.

The change in regulatory amortization revenue is due to timing differences between when we incur electric supply costs and when we recover these costs in rates from our customers, which has a minimal impact on gross margin. Our wholesale and other revenues are largely gross margin neutral as they are offset by changes in cost of sales.

Nine Months Ended September 30, 2019 Compared with the Nine Months Ended September 30, 2018

	Results
	2019	2018	Change	% Change
	(dollars in millions)
Retail revenues	$658.9	$638.5	$20.4	3.2%
Regulatory amortization	30.0	7.4	22.6	305.4
Total retail revenues	688.9	645.9	43.0	6.7
Transmission	40.2	42.8	(2.6)	(6.1)
Wholesale and Other	4.8	4.6	0.2	4.3
Total Revenues	733.9	693.3	40.6	5.9
Total Cost of Sales	178.4	143.4	35.0	24.4
Gross Margin(1)	$555.5	$549.9	$5.6	1.0%
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2019	2018	2019	2018	2019	2018
	(in thousands)
Montana	$225,392	$214,297	1,898	1,859	302,687	298,958
South Dakota	47,444	49,550	459	462	50,606	50,514
Residential	272,836	263,847	2,357	2,321	353,293	349,472
Montana	257,284	249,062	2,380	2,382	68,723	67,416
South Dakota	71,218	70,685	828	799	12,822	12,754
Commercial	328,502	319,747	3,208	3,181	81,545	80,170
Industrial	32,368	31,309	2,192	1,861	78	75
Other	25,228	23,568	150	149	6,336	6,259
Total Retail Electric	$658,934	$638,471	7,907	7,512	441,252	435,976

	Cooling Degree Days			2019 as compared with:
	2019	2018	Historic Average	2018	Historic Average
Montana	370	337	402	10% warmer	8% colder
South Dakota	660	873	700	24% colder	6% colder
	Heating Degree Days			2019 as compared with:
	2019	2018	Historic Average	2018	Historic Average
Montana	5,540	5,080	4,654	9% colder	19% colder
South Dakota	6,350	6,099	5,577	4% colder	14% colder

The following summarizes the components of the changes in electric gross margin for the nine months ended September 30, 2019 and 2018 (in millions):

Gross Margin 2019 vs. 2018
Gross Margin Items Impacting Net Income
Tax Cuts and Jobs Act impact	$13.3
Montana supply cost recovery	4.9
Retail volumes	3.1
Montana rates, subject to refund	2.8
QF liability adjustment	(20.9)
Transmission	(4.1)
Other	2.2
Change in Gross Margin Impacting Net Income	1.3

Gross Margin Items Offset Within Net Income
Property taxes recovered in trackers	3.3
Production tax credits flowed-through trackers	1.7
Operating expenses recovered in trackers	(0.7)
Change in Items Offset Within Net Income	4.3
Increase in Gross Margin(1)	$5.6
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

Gross margin for items impacting net income increased $1.3 million primarily due to the following items:

•	A reduction in revenue in 2018 due to the impact of the Tax Cuts and Jobs Act one-time settlements;

•
The recovery of Montana electric supply costs due to changes in the associated statute, as discussed above, partly offset by lower supply costs in 2019 as compared with 2018 due to market prices and an intermittent outage at Colstrip Unit 4 in the third quarter of 2018;

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

•	Wholesale: Primarily represents transportation and storage for others.

Three Months Ended September 30, 2019 Compared with the Three Months Ended September 30, 2018

	Results
	2019	2018	Change	% Change
	(dollars in millions)
Retail revenues	$20.3	$20.5	$(0.2)	(1.0)%
Regulatory amortization	5.4	5.4	—	—
Total retail revenues	25.7	25.9	(0.2)	(0.8)
Wholesale and other	7.9	8.8	(0.9)	(10.2)
Total Revenues	33.6	34.7	(1.1)	(3.2)
Total Cost of Sales	5.5	5.7	(0.2)	(3.5)
Gross Margin(1)	$28.1	$29.0	$(0.9)	(3.1)%
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

	Revenues		Dekatherms (Dkt)		Customer Counts
	2019	2018	2019	2018	2019	2018
	(in thousands)
Montana	$8,909	$9,379	945	961	174,550	172,443
South Dakota	1,676	1,720	112	104	39,795	39,405
Nebraska	1,833	1,869	141	138	37,173	37,071
Residential	12,418	12,968	1,198	1,203	251,518	248,919
Montana	5,490	5,563	675	660	24,094	23,755
South Dakota	1,283	941	216	205	6,740	6,631
Nebraska	900	877	156	147	4,872	4,769
Commercial	7,673	7,381	1,047	1,012	35,706	35,155
Industrial	79	90	11	12	239	241
Other	97	60	14	7	166	162
Total Retail Gas	$20,267	$20,499	2,270	2,234	287,629	284,477

	Heating Degree Days			2019 as compared with:
	2019	2018	Historic Average	2018	Historic Average
Montana	353	417	346	15% warmer	2% cooler
South Dakota	37	23	84	61% cooler	56% warmer
Nebraska	17	10	44	70% cooler	61% warmer

The following summarizes the components of the changes in natural gas gross margin for the three months ended September 30, 2019 and 2018:

Gross Margin 2019 vs. 2018
(in millions)
Gross Margin Items Impacting Net Income
Montana rates	$(0.3)
Tax Cuts and Jobs Act impact	1.0
Retail volumes	0.3
Other	(1.8)
Change in Gross Margin Impacting Net Income	(0.8)

Gross Margin Items Offset Within Net Income
Operating expenses recovered in trackers	(0.4)
Property taxes recovered in trackers	0.3
Change in Items Offset Within Net Income	(0.1)
Decrease in Gross Margin(1)	$(0.9)
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

Gross margin for items impacting net income decreased $0.8 million primarily due to the reduction of rates from the step down of our Montana gas production assets.

This decrease was partly offset by:

•	A 2018 reduction in revenue due to the impact of the Tax Cuts and Jobs Act, offset in part by the associated ongoing decrease to natural gas retail rates; and

•	An increase volumes due to customer growth and higher usage by our commercial customers offset in part by lower residential usage.

The change in gross margin also includes the following items that had no impact on net income:

•	A decrease in revenues for operating costs included in trackers, offset by decreased operating expense; and

•	An increase in revenues for property taxes included in trackers, offset by increased property tax expense.

Our wholesale and other revenues are largely gross margin neutral as they are offset by changes in cost of sales.

Nine Months Ended September 30, 2019 Compared with the Nine Months Ended September 30, 2018

	Results
	2019	2018	Change	% Change
	(dollars in millions)
Retail revenues	$171.1	$163.1	$8.0	4.9%
Regulatory amortization	(1.7)	(2.8)	1.1	(39.3)
Total retail revenues	169.4	160.3	9.1	5.7
Wholesale and other	26.5	29.6	(3.1)	(10.5)
Total Revenues	195.9	189.9	6.0	3.2
Total Cost of Sales	57.3	57.1	0.2	0.4
Gross Margin(1)	$138.6	$132.8	$5.8	4.4%
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

	Revenues		Dekatherms (Dkt)		Customer Counts
	2019	2018	2019	2018	2019	2018
	(in thousands)
Montana	$73,295	$67,856	10,025	8,960	174,555	172,477
South Dakota	20,376	18,745	2,545	2,480	40,019	39,628
Nebraska	15,678	18,273	2,181	2,145	37,373	37,306
Residential	109,349	104,874	14,751	13,585	251,947	249,411
Montana	37,987	34,874	5,458	4,853	24,171	23,839
South Dakota	14,074	12,397	2,481	2,372	6,789	6,673
Nebraska	8,294	9,406	1,612	1,555	4,894	4,816
Commercial	60,355	56,677	9,551	8,780	35,854	35,328
Industrial	672	810	101	118	240	245
Other	746	711	124	112	166	163
Total Retail Gas	$171,122	$163,072	24,527	22,595	288,207	285,147

	Heating Degree Days			2019 as compared with:
	2019	2018	Historic Average	2018	Historic Average
Montana	5,604	5,094	4,838	10% colder	16% colder
South Dakota	6,350	6,099	5,577	4% colder	14% colder
Nebraska	4,866	4,938	4,585	1% warmer	6% colder

The following summarizes the components of the changes in natural gas gross margin for the nine months ended September 30, 2019 and 2018:

Gross Margin 2019 vs. 2018
(in millions)
Gross Margin Items Impacting Net Income
Retail volumes	$9.0
Tax Cuts and Jobs Act impact	2.1
Montana rates	(1.6)
Other	(4.3)
Change in Gross Margin Impacting Net Income	5.2

Gross Margin Items Offset Within Net Income
Property taxes recovered in trackers	1.2
Operating expenses recovered in trackers	(0.6)
Change in Items Offset Within Net Income	0.6
Increase in Gross Margin(1)	$5.8
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

Gross margin for items impacting net income increased $5.2 million primarily due to the following items:

•	An increase in retail volumes from colder winter weather and customer growth; and

•	A reduction in revenue in 2018 due to the impact of the Tax Cuts and Jobs Act one-time settlements, offset in part by the associated ongoing decrease to natural gas retail rates.

These increases were partly offset by a reduction of rates due to the step down of our Montana gas production assets.

The change in gross margin also includes the following items that had no impact on net income:

•	An increase in revenues for property taxes included in trackers, offset by increased property tax expense; and

•	A decrease in revenues for operating costs recovered in trackers, offset by decreased operating expense.

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

We plan to maintain a 50 - 55 percent debt to total capital ratio excluding finance leases, and expect to continue to target a long-term dividend payout ratio of 60 - 70 percent of earnings per share; however, there can be no assurance that we will be able to meet these targets. In June 2019, we priced $150 million aggregate principal amount of Montana First Mortgage Bonds, at a fixed interest rate of 3.98% maturing in 2049. We issued $50 million of these bonds in June 2019 and the remaining $100 million of these bonds in September 2019 in transactions exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds were used to repay a portion of our outstanding borrowings under our revolving credit facilities and for other general corporate purposes. The bonds are secured by our electric and natural gas assets in Montana.

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

As of September 30, 2019, our total net liquidity was approximately $198.0 million, including $5.0 million of cash and $193.0 million of revolving credit facility availability. As of September 30, 2019, there were no of letters of credit outstanding and $232.0 million in borrowings under our revolving credit facilities. Letters of credit were canceled effective April 29, 2019. Availability under our revolving credit facilities was $218.0 million as of October 25, 2019.

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

Due to the lag between our purchases of electric and natural gas commodities and revenue receipt from customers, cyclical over and under collection situations arise consistent with the fluctuations discussed above and we typically under collect in the fall and winter and over collect in the spring. Fluctuations in recoveries under our cost tracking mechanisms can have a significant effect on cash flows from operations and make year-to-year comparisons difficult.

As of September 30, 2019, we have under collected our costs recovered through tracking mechanisms by approximately $28.2 million. We over collected our costs by approximately $1.5 million as of December 31, 2018 and undercollected our costs by approximately $7.2 million as of September 30, 2018. As of December 31, 2017, we under collected our costs by approximately $13.2 million.

Credit Ratings

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are favorable to us and our customers, may impact our trade credit availability, and could result in the need to issue additional equity securities. Fitch Ratings (Fitch), Moody's Investors Service (Moody's), and S&P Global Ratings (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. As of October 25, 2019, our current ratings with these agencies are as follows:

	Senior Secured Rating	Senior Unsecured Rating	Commercial Paper	Outlook
Fitch	A	A-	F2	Negative
Moody’s	A3	Baa2	Prime-2	Stable
S&P	A-	BBB	A-2	Stable

A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the credit rating agency and each rating should be evaluated independently of any other rating.

Cash Flows

The following table summarizes our consolidated cash flows (in millions):

	Nine Months Ended September 30,
	2019	2018
Operating Activities
Net income	$142.1	$130.5
Non-cash adjustments to net income	117.4	142.8
Changes in working capital	2.4	92.1
Other noncurrent assets and liabilities	(8.0)	(19.0)
Cash Provided by Operating Activities	253.9	346.4

Investing Activities
Property, plant and equipment additions	(242.9)	(193.4)
Acquisitions	—	(18.5)
Proceeds from sale of assets	—	0.1
Cash Used in Investing Activities	(242.9)	(211.8)

Financing Activities
Proceeds from issuance of common stock, net	—	44.8
Issuance of long-term debt	150.0	—
Line of credit borrowings, net	(76.0)	222.0
Repayments of short-term borrowings, net	—	(319.6)
Dividends on common stock	(86.3)	(81.7)
Financing costs	(1.1)	(0.1)
Other	1.2	2.1
Cash Used in Financing Activities	(12.2)	(132.5)

(Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	$(1.2)	$2.1
Cash, Cash Equivalents, and Restricted Cash, beginning of period	$15.3	$12.0
Cash, Cash Equivalents, and Restricted Cash, end of period	$14.1	$14.1

Cash Provided by Operating Activities

As of September 30, 2019, cash, cash equivalents, and restricted cash were $14.1 million as compared with $15.3 million at December 31, 2018 and $14.1 million at September 30, 2018. Cash provided by operating activities totaled $253.9 million for the nine months ended September 30, 2019 as compared with $346.4 million during the nine months ended September 30, 2018. This decrease in operating cash flows is primarily due to an under collection of supply costs from customers in 2019 as compared with an over collection in 2018, resulting in an approximate $44.9 million reduction in working capital, credits to Montana customers during the current period related to the Tax Cuts and Jobs Act of approximately $20.5 million, transmission generation interconnection refunds in the current period as compared with deposits in the prior period decreasing working capital by approximately $19.4 million, and the receipt of insurance proceeds of $6.1 million during the first quarter of 2018.

Cash Used in Investing Activities

Cash used in investing activities increased by approximately $31.1 million as compared with the first nine months of 2018. Plant additions during the first nine months of 2019 include maintenance additions of approximately $177.1 million and capacity related capital expenditures of $65.8 million. Plant additions during the first nine months of 2018 included maintenance additions of approximately $151.1 million, capacity related capital expenditures of approximately $42.3 million, and the purchase of the 9.7 MW Two Dot wind project in Montana for approximately $18.5 million.

Cash Used in Financing Activities

Cash used in financing activities totaled $12.2 million during the nine months ended September 30, 2019 as compared with $132.5 million during the nine months ended September 30, 2018. During the nine months ended September 30, 2019, cash used in financing activities reflects payment of dividends of $86.3 million and net repayments under our revolving lines of credit of $76.0 million, offset in part by proceeds from the issuance of debt of $150.0 million. During the nine months ended September 30, 2018, net cash used in financing activities reflects net repayments of commercial paper of $319.6 million and the payment of dividends of $81.7 million. These impacts were partially offset by issuances under our revolving lines of credit of $222.0 million.

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of September 30, 2019. See our Annual Report on Form 10-K for the year ended December 31, 2018 for additional discussion.

	Total	2019	2020	2021	2022	2023	Thereafter
	(in thousands)
Long-term debt (1)	$2,188,637	$—	$—	$232,000	$—	$144,660	$1,811,977
Finance leases	20,512	596	2,476	2,668	2,875	3,098	8,799
Estimated pension and other postretirement obligations (2)	54,900	6,568	12,199	12,214	12,046	11,873	N/A
Qualifying facilities liability (3)	649,516	18,723	76,533	78,356	80,226	82,320	313,358
Supply and capacity contracts (4)	1,717,939	57,427	150,866	117,099	118,880	114,100	1,159,567
Contractual interest payments on debt (5)	1,525,925	22,266	85,361	84,878	77,602	76,397	1,179,421
Environmental remediation obligations (6)	3,200	600	1,200	1,000	200	200	N/A
Total Commitments (7)	$6,160,629	$106,180	$328,635	$528,215	$291,829	$432,648	$4,473,122
_________________________

(1)	Represents cash payments for long-term debt and excludes $12.6 million of debt discounts and debt issuance costs, net.

(2)
We estimate cash obligations related to our pension and other postretirement benefit programs for five years, as it is not practicable to estimate thereafter. Pension and postretirement benefit estimates reflect our expected cash contributions, which may be in excess of minimum funding requirements.

(3)
Certain QFs require us to purchase minimum amounts of energy at prices ranging from $63 to $136 per MWH through 2029. Our estimated gross contractual obligation related to these QFs is approximately $649.5 million. A portion of the costs incurred to purchase this energy is recoverable through rates authorized by the MPSC, totaling approximately $523.0 million.

(4)
We have entered into various purchase commitments, largely purchased power, electric transmission, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 25 years.

(5)
Contractual interest payments includes our revolving credit facilities, which have a variable interest rate. We have assumed an average interest rate of 3.26% on the outstanding balance through maturity of the facilities.

(6)
We estimate environmental remediation obligations for five years, as it is not practicable to estimate thereafter. Our environmental reserve relates primarily to the remediation of former manufactured gas plant sites owned by us.

(7)	Potential tax payments related to uncertain tax positions are not practicable to estimate and have been excluded from this table.

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

We continually evaluate the appropriateness of our estimates and assumptions. Actual results could differ from those estimates. We consider an estimate to be critical if it is material to the Financial Statements and it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate are reasonably likely to occur from period to period. This includes the accounting for the following: regulatory assets and liabilities, pension and postretirement benefit plans, income taxes and qualifying facilities liability. These policies were disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018. As of September 30, 2019, there have been no material changes in these policies.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, including, but not limited to, interest rates, energy commodity price volatility, and credit exposure. Management has established comprehensive risk management policies and procedures to manage these market risks.

Interest Rate Risk

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. We manage our interest rate risk by issuing primarily fixed-rate long-term debt with varying maturities, refinancing certain debt and, at times, hedging the interest rate on anticipated borrowings. All of our debt has fixed interest rates, with the exception of our revolving credit facilities. The $400 million revolving credit facility bears interest at the lower of prime plus a credit spread, ranging from 0.00% to 0.75%, or available rates tied to the Eurodollar rate plus a credit spread, ranging from 0.88% to 1.75%. In addition, we have a $25 million revolving credit facility, to provide swingline borrowing capability. The $25 million revolving credit facility bears interest at the lower of prime plus a credit spread of 0.13%, or available rates tied to the Eurodollar rate plus a credit spread of 0.65%. As of September 30, 2019, we had approximately $232.0 million in borrowings under our revolving credit facilities. A 1.0% increase in interest rates would increase our annual interest expense by approximately $2.3 million.

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

Montana Regulation - We have received several unfavorable regulatory rulings in Montana, including:

•
In 2018, the MPSC revised our recovery of prudently incurred supply costs to increase our risk by incorporating a sharing mechanism, which included a +/- $4.1 million deadband applied to the difference between actual costs and revenues, with differences beyond the deadband shared by allocating 90% to customers and 10% to shareholders. However, effective May 2019, the Montana legislature enacted legislation prohibiting a deadband.

•	In 2018, the MPSC applied an alternative allocation methodology, reducing our recovery of Montana property taxes between general rate filings.

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

Colstrip - As part of the settlement of litigation brought by the Sierra Club and the Montana Environmental Information Center against the owners and operator of Colstrip, the owners of Units 1 and 2 agreed to shut down those units no later than July 2022. In June 2019, the owners of Units 1 and 2 accelerated the closure of those units to around December 31, 2019. We do not have ownership in Units 1 and 2, and decisions regarding these units, including their shut down, were made by their respective owners. The six owners of Colstrip currently share the operating costs pursuant to the terms of an operating agreement among the owners of Units 3 and 4 and a common facilities agreement among the owners of all four units. When Units 1 and 2 discontinue operation, we anticipate incurring some additional operating costs with respect to our interest in Unit 4 and expect to experience a negative impact on our transmission revenue due to reduced amounts of energy transmitted across our transmission lines. This reduction would be incorporated in our next general electric rate filing after the closure of Units 1 and 2, resulting in lower revenue credits to certain customers.

In addition, the remaining depreciable life of our investment in Colstrip Unit 4 is through 2042. Two of the other joint owners have entered into settlements with regulators and a third has filed a petition with its regulators to accelerate the recovery of their investment in Colstrip Units 3 and 4 by using a depreciable life through 2027. In May 2019, the Washington state legislature enacted a statute mandating Washington electric utilities to “eliminate coal-fired resources from [their] allocation of electricity” on or before December 31, 2025. The same three owners, which had earlier set and requested a depreciable life through 2027, are subject to this Washington statute and its 2025 deadline. One of those owners announced in October 2019 its intent to retire its shares of Units 3 and 4 in 2027. Recovery of costs associated with the shut-down of the facility prior to the end of the useful life would be subject to MPSC approval.

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

Coal Supply - Colstrip Units 3 and 4 are supplied with fuel from adjacent coal reserves under coal supply and transportation agreements, which are effective through December 31, 2019. Our coal supply and transportation agreements are with WeCo, a subsidiary of Westmoreland Coal Co. (Westmoreland). Westmoreland, along with WeCo filed for Chapter 11 bankruptcy protection on October 9, 2018. After receiving no qualified bids at a January 2019 auction, a lenders group acquired Westmoreland’s core assets, which included the mine adjacent to Colstrip, in March 2019. Immediately prior to that acquisition, WeCo assumed the existing coal supply and transportation agreements, which were assigned to the lenders group, which is now known as Westmoreland Rosebud Mining, LLC (WRM). We are working with WRM and the other joint owners of Colstrip to negotiate a new coal supply agreement, which may have higher costs than the existing coal supply agreement.

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

ITEM 6.                      EXHIBITS -

(a) Exhibits

Exhibit 4.1—Thirty-Ninth Supplemental Indenture, dated as of September 1, 2019, among NorthWestern Corporation and The Bank of New York Mellon and Beata Harvin, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated September 20, 2019, Commission File No. 1-10499).

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

104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthWestern Corporation
Date:	October 30, 2019	By:	/s/ BRIAN B. BIRD
Brian B. Bird
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer