Form 10-K
period 2019-12-31
NORTHWESTERN CORP
filed 2020-02-13
CIK 73088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant was $3,639,448,000 computed using the last sales price of $72.15 per share of the registrant’s common stock on June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 7, 2020, 50,478,630 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Documents Incorporated by Reference
Certain sections of our Proxy Statement for the 2020 Annual Meeting of Shareholders
are incorporated by reference into Part III of this Form 10-K

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

DGGS - The Dave Gates Generating Station at Mill Creek, a 150 MW natural gas fired facility.

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

Net Operating Loss (NOL) - The result when a company's allowable deductions exceed its taxable income within a tax period.

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

Reserve Margin - The difference between available capacity and peak demand used in system planning to ensure adequate power supply. A positive percentage indicates the electric system has excess capacity while a negative percentage indicates the electric system is unable to meet peak demand without using market resources.

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

Part I

ITEM 1.  BUSINESS

OVERVIEW

NorthWestern Corporation, doing business as NorthWestern Energy, provides electricity and / or natural gas to approximately 734,800 customers in Montana, South Dakota and Nebraska. We have generated and distributed electricity in South Dakota and distributed natural gas in South Dakota and Nebraska since 1923 and have generated and distributed electricity and distributed natural gas in Montana since 2002.

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

Our electric utility operations include the generation, purchase, transmission, and distribution of electricity. Our natural gas utility operations include the production, purchase, transmission, storage, and distribution of natural gas. Our electric and natural gas utility operations are not dependent on a single customer, or even a few customers, and the loss of any one or even a few of our largest customers is not reasonably likely to have a material adverse effect on our financial condition. Our utility operations are seasonal and weather patterns can have a material impact on operating performance. Consumption of electricity is often greater in the summer and winter months for cooling and heating, respectively. Because natural gas is used primarily for residential and commercial heating, the demand for this product depends heavily upon weather patterns throughout our service territory, and a significant amount of natural gas revenues are recognized in the first and fourth quarters related to the heating season.

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

Environmental, Social and Governance

We are focused on meeting current energy infrastructure and service needs at a reasonable and fair cost for today’s customers while ensuring the ability to meet the needs of tomorrow’s customers. “Sustainability” requires meeting economic, societal, and environmental objectives. As a provider of essential infrastructure and service, a sustainable enterprise is vital to our customers and communities, as well as to our investors and employees. For a full description of our environmental, social, governance and sustainability activities, please see our reports at http://www.northwesternenergy.com.

We strive to balance legal requirements to provide cost-effective, reliable and stably priced energy with being good stewards of natural resources and a diligent focus on sustainability. We own a mix of clean and carbon-free energy resources balanced with traditional energy sources that help us deliver affordable and reliable electricity to our customers 24/7. We support cost-effective energy efficiency programs and low or carbon-free resources as part of our diverse supply portfolio. In 2019, approximately 58% of our retail needs originated from carbon-free resources.

MONTANA ELECTRIC OPERATIONS

Our regulated electric utility business in Montana includes generation, transmission and distribution. Our service territory covers approximately 107,600 square miles, representing approximately 73% of Montana's land area. During 2019, we delivered electricity to approximately 379,400 customers in 208 communities and their surrounding rural areas, 11 rural electric cooperatives and, in Wyoming, to the Yellowstone National Park. In 2019, by category, residential, commercial, industrial, and other sales accounted for approximately 42%, 48%, 6%, and 4%, respectively, of our Montana retail electric utility revenue.

Electric Transmission Lines
Miles of 500 kV	497
Miles of 230 kV	956
Miles of 161 kV	1,192
Miles of 115 kV and lower voltages	4,164
Total Miles of Electric Transmission Lines	6,809

Electric Distribution Lines
Miles of overhead line	13,070
Miles of underground line	4,902
Total Miles of Electric Distribution Lines	17,972

Total Transmission and Distribution Substations	391

Transmission Services

In addition to delivering energy to distribution systems to serve customers, we also transmit electricity for nonregulated entities owning generation, and utilities, cooperatives, and power marketers serving the Montana electricity market. Our total control area peak demand was approximately 1,904 MWs on August 5, 2019, which set an all-time high for our balancing authority area over the record 2018 peak demand. Our control area average demand for 2019 was approximately 1,412 MWs per hour, with total energy delivered of more than 12.3 million MWHs.

Our transmission system is directly interconnected with Avista Corporation; Idaho Power Company; PacifiCorp; the Bonneville Power Administration; WAPA; and Montana Alberta Tie Ltd. Such interconnections, coupled with transmission line capacity made available under agreements with some of the above entities, permit the interchange, purchase, and sale of power among all major electric systems in the west interconnecting with the winter-peaking northern and summer-peaking southern regions of the western power system. We provide wholesale transmission service and firm and non-firm transmission services for eligible transmission customers. Our 500 kV transmission system, which is jointly owned, along with our 230 kV and 161 kV facilities, form the key assets of our Montana transmission system. Lower voltage systems provide for local area service needs.

Energy and Capacity Resources

The following charts depict the makeup of our current Montana portfolio. Hydro generation is by far our largest and most important resource, as it is reliable, dramatically lowers the portfolio's carbon intensity, and reduces economic risks associated with future carbon costs.

Resource planning is an important function necessary to meet our customers' future energy needs and is used to guide resource acquisition activities. We filed our latest resource plan with the MPSC in August 2019. We have significant generation capacity deficits and negative reserve margins. In addition to our responsibility to meet peak demand, national reliability standards effective July 2016 increased the need for us to have greater dispatchable generation capacity available and be capable of increasing or decreasing output to address the irregular nature of intermittent generation such as wind or solar. Our generation portfolio is a balanced mix of energy and capacity resources having different operating characteristics and fuel sources designed to provide energy at the lowest possible cost to meet our obligation to serve retail customers while maintaining reliability. For a discussion of our current resource plan, the related competitive solicitation, and potential acquisition of an additional interest in Colstrip Unit 4, see the "Significant Trends and Regulation" section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Our annual retail electric supply load requirements average approximately 750 MWs, with a peak load of approximately 1,200 MWs, and are supplied by owned and contracted resources and market purchases with multiple counterparties. Owned generation resources supplied approximately 69% of our retail load requirements for 2019. We expect that approximately 65% of our retail obligations will be met by owned generation resources in 2020. In addition, QFs provide a total of 412 MWs of nameplate capacity, including 107 MWs from waste petroleum coke and waste coal, 272 MWs from wind, 16 MWs from hydro, and 17 MWs from solar projects, located in Montana. We have several other long and medium-term power purchase agreements including contracts for 135 MWs of wind generation and 21 MWs of seasonal base-load hydro supply. For 2020, including both owned and contracted resources, we have resources to provide over 90% of the energy requirements necessary to meet our forecasted retail load requirements. We do not receive all the Renewable Energy Credits (RECs) from our contracted electric supply resources. The owner of the RECs claims the renewable attributes of the energy, and our resource mix does not represent the actual energy delivered to our customers.

Commitment to Reduction in Carbon Intensity

Over 60% of the energy we produce in Montana comes from carbon-free sources, including hydro, wind and solar. This is more than two times better than the total U.S. electric power industry (28% carbon free). In December 2019, we announced a commitment to reduce the carbon intensity of our electric energy portfolio for Montana by 90 percent by 2045 as compared with our 2010 carbon intensity as a baseline.

Generation Facilities

Details of these generating facilities are described in the following tables.

Hydro Facilities	COD	River Source	FERC License Expiration	Owned MW (1)
Black Eagle	1927	Missouri	2040	21
Cochrane	1958	Missouri	2040	62
Hauser	1911	Missouri	2040	18
Holter	1918	Missouri	2040	53
Madison	1906	Madison	2040	8
Morony	1930	Missouri	2040	49
Mystic	1925	West Rosebud Creek	2050	12
Rainbow	1910/2013	Missouri	2040	64
Ryan	1915	Missouri	2040	70
Thompson Falls	1915/1995	Clark Fork	2025	94
Total				451
(1) The Hebgen facility (0 MW net capacity) is excluded from the figures above. These are run-of-river dams except for Mystic, which is storage generation.

Other Facilities	Fuel Source	Ownership Interest	Maximum Capacity (MW)
Colstrip Unit 4, located near Colstrip in southeastern Montana	Sub-bituminous coal	30%	222
DGGS, located near Anaconda, Montana	Natural Gas	100%	150
Spion Kop Wind, located in Judith Basin County in Montana	Wind	100%	40
Two Dot Wind, located in Wheatland County in Montana	Wind	100%	11

Colstrip Unit 4 provides base-load supply and is operated by Talen Montana, LLC (Talen). Talen has a 30% ownership interest in Colstrip Unit 3. We have a reciprocal sharing agreement with Talen regarding the operation of Colstrip Units 3 and 4, in which each party receives 15% of the respective combined output and is responsible for 15% of the respective operating and construction costs, regardless of whether a particular cost is specified to Colstrip Unit 3 or 4. However, each party is responsible for its own fuel-related costs. Colstrip Unit 4 is supplied with fuel from adjacent coal reserves under a coal supply agreement in effect through 2025.

Renewable portfolio standards (RPS) enacted in Montana currently require that 15% of our annual electric supply portfolio be derived from eligible sources, including resources such as wind, biomass, solar, and small hydroelectric. Eligible resources used to serve our load generate RECs. Any RECs in excess of the annual requirements for a given year are carried forward for up to two years to meet future RPS needs. While our hydro generation assets are not eligible resources under the RPS, any qualifying additions would be eligible. Given contracts under negotiation and our portfolio resources, we expect to meet the Montana RPS requirements through the 2040s. The penalty for not meeting the RPS is up to $10 per MWH for each REC short of the requirement.

Western Energy Imbalance Market

In November 2018, we announced our intent to enter the Western Energy Imbalance Market (EIM), operated by the California Independent System Operator (California ISO), in the spring of 2021. We studied the value and costs of the EIM for several years prior to the decision to participate in the Western EIM. Utilities in the western United States outside the California ISO have traditionally relied upon a combination of automated and manual dispatch within the hour to balance generation and load to maintain reliable supply. These utilities have limited capability to transact within the hour outside their balancing area. In contrast, energy imbalance markets use automated intra-hour economic dispatch of generation from committed resources to serve loads. The Western EIM is intended to reduce power supply costs to serve customers through more efficient dispatch of a larger and more diverse pool of resources, to integrate intermittent power more effectively, and to enhance reliability. Participation in the Western EIM is voluntary and available to all balancing authorities in the western United States.

SOUTH DAKOTA ELECTRIC OPERATIONS

Our South Dakota electric utility business operates as a vertically integrated generation, transmission and distribution utility. We have the exclusive right to serve an area in South Dakota comprised of 25 counties. We provide retail electricity to more than 63,800 customers in 110 communities in South Dakota. In 2019, by category, residential, commercial and other sales accounted for approximately 38%, 60%, and 2%, respectively, of our South Dakota retail electric utility revenue. During 2019, peak demand was 333 MWs with an average load of approximately 200 MWs.

Electric Transmission Lines
Miles of 345 kV	25
Miles of 230 kV	18
Miles of 115 kV and lower voltages	1,194
Total Miles of Electric Transmission Lines	1,237

Electric Distribution Lines
Miles of overhead line	1,633
Miles of underground line	659
Total Miles of Electric Distribution Lines	2,292

Total Transmission and Distribution Substations	128

Our South Dakota system is interconnected with the transmission facilities of Otter Tail Power Company; Montana-Dakota Utilities Co.; Xcel Energy Inc.; and WAPA. We have emergency interconnections with the transmission facilities of East River Electric Cooperative, Inc. and West Central Electric Cooperative.

Energy and Capacity Resources

We have a resource plan that includes estimates of customer usage and programs to provide for the economic, reliable and timely supply of energy. We continue to update our load forecast to identify the future electric energy needs of our customers, and we evaluate additional generating capacity requirements on an ongoing basis. We submitted a plan to the SDPUC in 2018 to provide for the modernization of our fleet, which is focused on improving reliability and flexibility.

We use market purchases and peaking generation to provide peak supply in excess of our base-load capacity. We are a member of the SPP. As a market participant in SPP, we buy and sell wholesale energy and reserves in both day-ahead and real-time markets through the operation of a single, consolidated SPP balancing authority. We and other SPP members submit into the SPP market both offers to sell our generation and bids to purchase power to serve our load. SPP optimizes next-day and real-time generation dispatch across the region and provides participants with greater access to economic energy. Marketing activities in SPP are handled for us by a third-party provider acting as our agent.

Our sources of energy by type during 2019 were as follows:

Generation Facilities

Coyote 1
Grand River
Aberdeen
Aberdeen Peaker Plant
Big Stone Lake
Big Stone
Moreau River
South Dakota
Big Sioux River
Belle Fourche River
Lake Oahe
Pierre
Huron
Huron GT Plant
Brookings
James River
Rapid City
White River
Sioux Falls
Beethoven
Yankton
NWE Coal Facilities
NWE Gas Facilities
NWE Wind Facilities
Neal 4

Details of our generating facilities are described further in the following chart:

Generation Facilities	Fuel Source	Ownership Interest	Owned MW
Big Stone Plant, located near Big Stone City in northeastern South Dakota	Sub-bituminous coal	23.4%	111
Coyote I Electric Generating Station, located near Beulah, North Dakota	Lignite coal	10.0%	43
Neal Electric Generating Unit No. 4, located near Sioux City, Iowa	Sub-bituminous coal	8.7%	56
Aberdeen Generating Units No. 1 and 2, located near Aberdeen, South Dakota	Natural gas	100.0%	73
Beethoven Wind Project, located near Tripp, South Dakota	Wind	100.0%	80
Miscellaneous combustion turbine units and small diesel units (used only during peak periods)	Combination of fuel oil and natural gas	100.0%	41
Total Capacity			404

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

We are a transmission-owning member in the SPP. Each year, we review all new or modified South Dakota transmission assets and transfer functional control of assets that qualify under the SPP Tariff to the SPP. To date, we have transferred control of 339 line miles of 115 kV facilities and over 97 line miles of 69 kV facilities. All of our SPP controlled facilities reside in the Upper Missouri Zone (UMZ), which is also known as Zone 19 in the regional transmission organization. The Coyote, Big Stone, and Neal power plants, which we jointly own, are connected directly to the MISO system. Our ownership rights in the transmission lines from these plants to our distribution system allow us to move the power to our customers. Along with operating the transmission system, SPP also coordinates regional transmission planning for all of its members.

NATURAL GAS OPERATIONS

Montana

Our regulated natural gas utility business in Montana includes production, storage, transmission and distribution. During 2019, we distributed natural gas to approximately 201,500 customers in 118 Montana communities over a system that consists of approximately 4,810 miles of underground distribution pipelines. We also serve several smaller distribution companies that provide service to approximately 37,000 customers. We transmit natural gas in Montana from production receipt points and storage facilities to distribution points and other nonaffiliated transmission systems. We transported natural gas volumes of approximately 45.8 Bcf during the year ended December 31, 2019.

Miles of Natural Gas Transmission	2,165

Miles of Natural Gas Distribution	4,810

City Gate Stations	149

We have connections in Montana with four major, unaffiliated transmission systems: Williston Basin Interstate Pipeline, NOVA Gas Transmission Ltd., Colorado Interstate Gas, and Spur Energy. Twelve compressor sites provide more than 38,000 horsepower on the transmission line and an additional 15,000 horsepower at our storage fields, capable of moving more than 336,000 dekatherms per day. In addition, we own and operate two transmission pipelines through our subsidiaries, Canadian-Montana Pipe Line Corporation and Havre Pipeline Company, LLC.

Natural gas is used primarily for residential and commercial heating, and as fuel for two electric generating facilities. The demand for natural gas largely depends upon weather conditions. Our Montana retail natural gas supply requirements for the year ended December 31, 2019, were approximately 23.6 Bcf. Our Montana natural gas supply requirements for electric generation fuel for the year ended December 31, 2019, were approximately 4.1 Bcf. We have contracted with several major producers and marketers with varying contract durations to provide the anticipated supply to meet ongoing requirements. Our natural gas supply requirements are fulfilled through third-party fixed-term purchase contracts, short-term market purchases and owned production. Our portfolio approach to natural gas supply is intended to enable us to maintain a diversified supply of natural gas sufficient to meet our supply requirements. We benefit from direct access to suppliers in significant natural gas producing regions in the United States, primarily the Rocky Mountains (Colorado), Montana, and Alberta, Canada.

Owned Production and Storage - Since 2010, we have acquired gas production and gathering system assets as a part of an overall strategy to provide rate stability and customer value: as we own these assets, which are regulated, our customers are protected from potential price spikes in the market. As of December 31, 2019, these owned reserves totaled approximately 47.2 Bcf and are estimated to provide approximately 3.8 Bcf in 2020, or about 16 percent of our expected annual retail natural gas load in Montana. In addition, we own and operate three working natural gas storage fields in Montana with aggregate working gas capacity of approximately 17.85 Bcf and maximum aggregate daily deliverability of approximately 203,400 dekatherms.

South Dakota and Nebraska

We provide natural gas to approximately 90,100 customers in 59 South Dakota communities and three Nebraska communities. In South Dakota, we also transport natural gas for nine gas-marketing firms and three large end-user accounts. In Nebraska, we transport natural gas for four gas-marketing firms and one end-user account. We delivered approximately 27.6 Bcf of third-party transportation volume on our South Dakota distribution system and approximately 3.6 Bcf of third-party transportation volume on our Nebraska distribution system during 2019.

Miles of Natural Gas Transmission	55

Miles of Natural Gas Distribution	2,453

Our South Dakota natural gas supply requirements for the year ended December 31, 2019, were approximately 6.9 Bcf. We contract with a third party under an asset management agreement to manage transportation and storage of supply to minimize cost and price volatility to our customers. In Nebraska, our natural gas supply requirements for the year ended December 31, 2019, were approximately 4.9 Bcf. We contract with a third party under an asset management agreement that includes pipeline capacity, supply, and asset optimization activities. To supplement firm gas supplies in South Dakota and Nebraska, we contract for firm natural gas storage services to meet the heating season and peak day requirements of our customers.

Municipal Natural Gas Franchise Agreements - We have municipal franchises to provide natural gas service in the communities we serve. The terms of the franchises vary by community. Our Montana franchises typically have a fixed 10-year term and continue for additional 10-year terms unless and until canceled, with 5 years notice. The maximum term permitted under Nebraska law for these franchises is 25 years while the maximum term permitted under South Dakota law is 20 years. Our policy generally is to seek renewal or extension of a franchise in the last year of its term. We continue to serve those customers while we obtain formal renewals. During the next five years, fifteen of our Montana franchises are scheduled to reach the end of their fixed term, which account for approximately 75,000 or 37 percent of our Montana natural gas customers. Five of our South Dakota franchises and two franchises in Nebraska, which account for approximately 41,300 or 46% of our South Dakota and Nebraska natural gas customers, are scheduled to reach the end of their fixed term during the next five years. We do not anticipate termination of any of these franchises.

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

The following is a summary of our rate base and authorized rates of return in each jurisdiction:

Jurisdiction and Service	Implementation Date	Authorized Rate Base (millions) (1)	Estimated Rate Base (millions) (2)	Authorized Overall Rate of Return	Authorized Return on Equity	Authorized Equity Level
Montana electric delivery and production (3)	April 2019	$2,030.1	$2,407.3	6.92%	9.65%	49.38%
Montana - Colstrip Unit 4	April 2019	304.0	284.2	8.25%	10.00%	50%
Montana natural gas delivery and production (4)	September 2017	430.2	474.8	6.96%	9.55%	46.79%
Total Montana		$2,764.3	$3,166.3
South Dakota electric (5)	December 2015	$557.3	$606.6	7.24%	n/a	n/a
South Dakota natural gas (5)	December 2011	65.9	69.6	7.80%	n/a	n/a
Total South Dakota		$623.2	$676.2
Nebraska natural gas (5)	December 2007	$24.3	$31.2	8.49%	10.40%	n/a
		$3,411.8	$3,873.7
(1)    Rate base reflects amounts on which we are authorized to earn a return.
(2)    Rate base amounts are estimated as of December 31, 2019.
(3)    The revenue requirement associated with the FERC regulated portion of Montana electric transmission and DGGS are included as revenue credits to our MPSC jurisdictional customers. Therefore, we do not separately reflect FERC authorized rate base or authorized returns.
(4)    The Montana gas revenue requirement includes a stepdown which approximates annual depletion of our natural gas production assets included in rate base.
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

Electric Supply Tracker - In Montana, our electric supply costs recovery mechanism was revised effective July 1, 2017. The Power Cost and Credit Adjustment Mechanism (PCCAM) incorporates sharing of a portion of the business risk or benefit associated with the cost of power purchased and fuel used to generate electricity. Customer prices may be adjusted annually to absorb a portion of the difference between base revenues and actual costs for the annual tracking period. Annual filings are based on a July through June 12-month tracking period, and are subject to a review by the MPSC to determine if electric supply procurement activities are prudent. If the MPSC subsequently determines that a procurement activity was imprudent, then it may disallow recovery of such costs.

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

SDPUC Regulation

Our South Dakota operations are subject to SDPUC jurisdiction with respect to rates, terms and conditions of service, accounting records, electric service territorial issues and other aspects of our electric and natural gas operations. Our retail electric rates, approved by the SDPUC, provide several options for residential, commercial and industrial customers, including dual-fuel, interruptible, special all-electric heating, and other special rates. Our retail natural gas tariffs include gas transportation rates for transportation through our distribution systems by customers and natural gas marketers from the interstate pipelines at which our systems take delivery to the end-user. Such transporting customers nominate the amount of natural gas to be delivered daily. On a daily basis, we monitor usage for these customers and balance it against their respective supply agreements.

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

NPSC Regulation

Our Nebraska natural gas rates and terms and conditions of service for residential and smaller commercial customers are regulated by the NPSC. High volume customers are not subject to such regulation, but can file complaints if they allege discriminatory treatment. Under the Nebraska State Natural Gas Regulation Act, a regulated natural gas utility may propose a change in rates to its regulated customers, if it files an application for a rate increase with the NPSC and with the communities in which it serves customers. The utility may negotiate with those communities for a settlement with regard to the proposed rate change if the affected communities representing more than 50% of the affected ratepayers agree to direct negotiations, or it may proceed to have the NPSC review the filing and make a determination. Our tariffs have been approved by the NPSC, and the NPSC has adopted certain rules governing the terms and conditions of service of regulated natural gas utilities. Our retail natural gas tariffs provide residential, general service and commercial and industrial options, as well as firm and interruptible transportation service. A purchased gas adjustment clause provides for adjustments based on changes in gas supply and interstate pipeline transportation costs.

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

Our Montana wholesale transmission customers, such as cooperatives, industrial customers, and other customers that have third party commodity supply providers, are served under our OATT, which is on file with FERC. The OATT defines the terms, conditions and rates of our Montana transmission service, including ancillary services. Our South Dakota transmission operations are in the SPP and transmission service is provided under the SPP OATT.

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

EMPLOYEES

As of December 31, 2019, we had 1,533 employees. Of these, 1,220 employees were in Montana and 313 were in South Dakota or Nebraska. Of our Montana employees, 469 were covered by seven collective bargaining agreements involving five unions. Six of these agreements were renegotiated in 2016 and will expire in 2020. One of these agreements was renegotiated in 2017 and will expire in 2021. One additional memorandum of understanding, representing six employees, was negotiated and completed during March 2019. Of our South Dakota and Nebraska employees, 181 are covered by a collective bargaining agreement renegotiated in 2019 that expires at the end of 2021. We consider our relations with employees to be good.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Executive Officer	Current Title and Prior Employment	Age on Feb. 7, 2020
Robert C. Rowe	President, Chief Executive Officer and Director since August 2008. Prior to joining NorthWestern, Mr. Rowe was a co-founder and senior partner at Balhoff, Rowe & Williams, LLC, a specialized national professional services firm providing financial and regulatory advice to clients in the telecommunications and energy industries (January 2005-August, 2008); and served as Chairman and Commissioner of the Montana Public Service Commission (1993–2004).	64

Brian B. Bird	Chief Financial Officer since December 2003. Prior to joining NorthWestern, Mr. Bird was Chief Financial Officer and Principal of Insight Energy, Inc., a Chicago-based independent power generation development company (2002-2003). Previously, he was Vice President and Treasurer of NRG Energy, Inc., in Minneapolis, MN (1997-2002). Mr. Bird serves on the board of directors of a NorthWestern subsidiary.	57

Michael R. Cashell	Vice President - Transmission since May 2011; formerly Chief Transmission Officer since November 2007; formerly Director Transmission Marketing and Business Planning since 2003. Mr. Cashell serves on the board of directors of a NorthWestern subsidiary.	57

Heather H. Grahame	Vice President - General Counsel and Regulatory and Federal Government Affairs since January 2018; formerly Vice President and General Counsel since August 2010. Prior to joining NorthWestern, Ms. Grahame was a partner in the law firm of Dorsey & Whitney, LLP, where she co-chaired its Telecommunications practice (1999-2010).	64

John D. Hines	Vice President - Supply and Montana Government Affairs since January 2018; formerly Vice President - Supply since May 2011; formerly Chief Energy Supply Officer since January 2008; formerly Director - Energy Supply Planning since 2006. Previously, Mr. Hines served as the Montana representative to the Northwest Power and Conservation Council (2003-2006).	61

Crystal D. Lail	Vice President and Controller since October 2015; formerly Assistant Controller since February 2008 and, prior to that an SEC Reporting Manager. Prior to joining NorthWestern, Ms. Lail was an auditor for KPMG LLP.	41

Curtis T. Pohl	Vice President - Distribution since May 2011; formerly Vice President-Retail Operations since September 2005; Vice President-Distribution Operations since August 2003; formerly Vice President-South Dakota/Nebraska Operations since June 2002; formerly Vice President-Engineering and Construction since June 1999. Mr. Pohl serves on the board of directors of a NorthWestern subsidiary.	55

Bobbi L. Schroeppel	Vice President, Customer Care, Communications and Human Resources since May 2009, formerly Vice President-Customer Care and Communications since September 2005; formerly Vice President-Customer Care since June 2002; formerly Director-Staff Activities and Corporate Strategy since August 2001; formerly Director-Corporate Strategy since June 2000.	51

Officers are elected annually by, and hold office at the pleasure of the Board of Directors (Board), and do not serve a “term of office” as such.

ITEM 1A.  RISK FACTORS

You should carefully consider the risk factors described below, as well as all other information available to you, before making an investment in our common stock or other securities.

Regulatory, Legislative and Legal Risks

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

We provide service at rates established by several regulatory commissions. Rates are generally set through a process called a rate review (or rate case) in which the utility commission analyzes our costs incurred during a historical test year and decides whether they may be included in our rates. Rate reviews can be highly contested proceedings. There is no guarantee that the costs we seek to recover in future rates will be allowed. There is also typically a significant lag between the time we incur a cost and recover that cost in rates.

In addition to rate cases, our cost tracking mechanisms are a significant component of how we recover our costs. Trackers can also be highly contested dockets and, as with a rate case, there is no guarantee that the regulatory commission will approve our request to recover costs. Our PCCAM docket for the July 1, 2018 to June 30, 2019 time period includes replacement power costs procured during an intermittent outage at Colstrip Unit 4 in 2018. In addition, in May 2019, the statute changed removing the previously established "deadband" of +/- $4.1 million from base costs and removing QF costs from the 90% / 10% sharing calculation. A hearing in this docket is scheduled for May 2020, and there can be no assurance that the MPSC will allow recovery of costs consistent with our filing, which could have a material adverse effect on our financial results.

Rate regulation is premised on providing an opportunity to earn a reasonable rate of return on invested capital. In a continued low interest rate environment there has been pressure pushing down return on equity. There also can be no assurance that the applicable regulatory commission will judge all of our costs to have been prudently incurred or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of such costs. In addition, each regulatory commission sets rates based in part upon their acceptance of an allocated share of total utility costs. When commissions adopt different methods to calculate inter-jurisdictional cost allocations, some costs may not be recovered. For instance, our Montana electric utility is regulated by the MPSC and the FERC. Differing schedules and regulatory practices between the MPSC and FERC expose us to the risk that we may not recover our costs due to timing of filings and issues such as cost allocation methodologies. Thus, the rates we are allowed to charge may or may not match our costs at any given time. Adverse regulatory rulings could have an adverse impact on our results of operations and materially affect our ability to meet our financial obligations, including debt payments and the payment of dividends on our common stock.

In May 2019, we submitted a filing with the FERC related to our Montana transmission assets. The revenue collected from FERC-jurisdictional customers associated with our Montana FERC assets is reflected in our Montana MPSC-jurisdictional rates as a credit to retail customers. If the FERC determines our request is not supported and/or decreases overall electric rates, or the MPSC-jurisdictional electric rates are not updated consistent with the FERC decision, it could have a material adverse effect on our operating and financial results.

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

We are subject to extensive and changing environmental laws and regulations, including legislative and regulatory responses to climate change, with which compliance may be difficult and costly.

We are subject to extensive laws and regulations imposed by federal, state, and local government authorities in the ordinary course of operations with regard to public policy on climate change, the environment, including environmental laws and regulations relating to air and water quality, protection of natural resources, migratory birds and other wildlife, solid waste disposal, coal ash and other environmental considerations. We are also subject to new interpretations of those laws and regulations. We believe that we are in compliance with environmental regulatory requirements; however, possible future developments, such as more stringent environmental laws and regulations, the timing of future enforcement proceedings that may be taken by environmental authorities, and judicial opinions regarding those laws and regulations, could affect our costs and the manner in which we conduct our business and could require us to make substantial additional capital expenditures or abandon certain projects.

On June 19, 2019, EPA finalized the Affordable Clean Energy Rule (ACE). ACE repeals the 2015 Clean Power Plan (CPP) in regulating greenhouse gas (GHG) emissions from coal-fired plants. Under the ACE, states must establish unit-specific standards. Although the United States has not adopted federal GHG legislation, as GHG regulations are implemented, it could result in additional compliance costs that could affect our future results of operations and financial position if such costs are not recovered through regulated rates. Complying with the CO2 emission performance standards, and with other future environmental rules, may make it economically impractical to continue operating all or a portion of our jointly owned facilities or for individual owners to participate in their proportionate ownership of the coal-fired generating units. This could lead to significant impacts to customer rates for recovery of plant improvements and / or closure related costs and costs to procure replacement power. In addition, these changes could impact system reliability due to changes in generation sources.

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

Early closure of our owned and jointly owned electric generating facilities due to environmental risks, litigation or public policy changes could have a material adverse impact on our results of operations and liquidity.

While our electric supply portfolio is over 58% carbon-free, it includes coal-fired resources and environmental advocacy groups, certain investors and other third parties oppose the operation of certain facilities, expressing concerns about the environmental and climate-related impacts from fossil fuels. These efforts may increase in scope and frequency depending on a number of variables, including the course of Federal and State environmental regulation and the financial resources devoted to these opposition activities. These risks include litigation originated by third parties against us due to GHG or other emissions or coal combustion residuals disposal and storage; activist shareholder proposals; and increased activism before our regulators. We cannot predict the effect that any such opposition may have on our ability to operate and recover the costs of our generating facilities. In addition, defense costs associated with litigation can be significant and an adverse outcome could require substantial capital expenditures and could possibly require payment of substantial penalties or damages. Such payments or expenditures could affect results of operations, financial condition or cash flows if such costs are not recovered through regulated rates.

Early closure of our generation facilities due to economic conditions, environmental regulations and / or litigation could result in regulatory impairments or increased cost of operations. We are obligated to pay for the costs of closure of our share of generation facilities, including our share of the costs of reclamation of some of the mines that supply coal to the coal-fired power plants. Likewise, other owners or participants are responsible for their shares of the decommissioning and reclamation obligations. If recovery of our remaining investment in such facilities and the costs associated with early closure, including decommissioning, remediation, reclamation, and restoration are not recovered from customers, it could have a material adverse impact on our results of operations.

Colstrip - As part of the settlement of litigation brought by the Sierra Club and the Montana Environmental Information Center against the owners and operator of Colstrip, the owners of Units 1 and 2 agreed to shut down those units no later than July 2022. In January 2020, the owners of Units 1 and 2 closed those two units. We do not have ownership in Units 1 and 2, and decisions regarding these units, including their shut down, were made by their respective owners. The six owners of Units 3 and 4 currently share the operating costs pursuant to the terms of an operating agreement among them. Costs of facilities in common with all four units are shared among the owners of all four units. With the closure of Units 1 and 2, we anticipate incurring some additional operating costs with respect to our interest in Unit 4 and expect to experience a negative impact on our transmission revenue due to reduced amounts of energy transmitted across our transmission lines. We expect to incorporate this reduction in our next general electric rate filing, resulting in lower revenue credits to certain customers.

In addition, the remaining depreciable life of our investment in Colstrip Unit 4 is through 2042. Our recovery of costs associated with the shut-down of the facility prior to the end of the depreciable life would be subject to MPSC approval. Two of the other joint owners have entered into settlements with regulators and a third has filed a petition with its regulators to accelerate the recovery of their investment in Colstrip Units 3 and 4 by using a depreciable life through 2027. In May 2019, the Washington state legislature enacted a statute mandating Washington electric utilities to “eliminate coal-fired resources from [their] allocation of electricity” on or before December 31, 2025. The same three owners, which had earlier set and requested a depreciable life through 2027, are subject to this Washington statute and its 2025 deadline. One of those owners announced in October 2019 its intent to retire its shares of Units 3 and 4 in 2027.

In addition, we have joint ownership in and operate the associated 500 kV transmission system. The closure of generation at Colstrip may impact the operation of this 500 kV system, and the joint owners may have differing needs with regard to ongoing operation of this system. The 500 kV transmission system is an integral, essential part of our overall transmission system in Montana in order to maintain reliability, regardless of the status of the generation facilities.

Increased risks of regulatory penalties could negatively impact our business.

We must comply with established reliability standards and requirements including Critical Infrastructure Protection (CIP) Reliability Standards, which apply to NERC functions. NERC reliability standards protect the nations' bulk power system against potential disruptions from cyber and physical security breaches. The FERC, NERC, or a regional reliability organization may assess penalties against any responsible entity that violates their rules, regulations or standards. Penalties for the most severe violations can reach as high as approximately $1.2 million per violation, per day. If a serious reliability incident or other incidence of noncompliance did occur, it could have a material adverse effect on our operating and financial results.

Additionally, the Pipeline and Hazardous Materials Safety Administration, Occupational Safety and Health Administration and other federal agencies have penalty authority. In the event of serious incidents, these agencies have become more active in pursuing penalties. Some states have the authority to impose substantial penalties. If a serious reliability or safety incident did occur, it could have a material effect on our results of operations, financial condition or cash flows.

Federally mandated purchases of power from QFs, and integration of power generated from those projects in our system, may increase costs to our customers and decrease system reliability, limit our ability to make generation investments and adversely affect our business.

We are generally obligated under federal law to purchase power from certain QF projects, regardless of current load demand, availability of lower cost generation resources, transmission availability or market prices. These resources are primarily intermittent, non-dispatchable generation whose prices may be in excess of market prices during times of lower customer demand, and may not be able to generate electricity during peak times. These resources typically do not meet the requirements set forth in our supply plans for resource procurement. These requirements to purchase supply inconsistent with customer need may have several impacts, including increasing the likelihood and frequency that we will be required to reduce output from owned generation resources and that we will need to upgrade or build additional transmission facilities to serve QF projects. Either of these results would increase costs to customers. Further, balancing load and power generation on our system is challenging, and we expect that operational costs will increase as a result of integration of these intermittent, non-dispatchable generation projects. If we are unable to timely recover those costs through our PCCAM or otherwise, those increased costs may negatively affect our liquidity, results of operations and financial condition.

In addition, requirements to procure power from these sources could impact our ability to make generation investments depending upon the number and size of QF contracts we ultimately enter into. The cost to procure power from these QFs may not be a cost effective resource for customers, or the type of generation resource needed, resulting in increased supply costs that are inconsistent with resource plans developed based on a lowest cost and least risk basis while placing upward pressure on overall customer bills. This may impact our investment plans and financial condition. Finally, the requirement to procure power from these QF sources may impact our transmission system and require additional transmission facilities to be developed in order to integrate these resources, which also can impact overall customer bills.

Operational Risks

Our electric and natural gas operations involve numerous activities that may result in accidents, fires, system outages and other operating risks and costs that are unique to our industry.

Inherent in our electric transmission and distribution and natural gas transportation and distribution operations are a variety of hazards and operating risks, such as breakdown or failure of equipment or processes, interruptions in fuel supply, labor disputes, operator error, and catastrophic events such as fires, electric contacts, leaks, explosions, floods and intentional acts of destruction. These risks could cause a loss of human life, facility shutdown or significant damage to property, loss of customer load, environmental pollution, impairment of our operations, and substantial financial losses to us and others. For our natural gas lines located near populated areas, including residential areas, commercial business centers, industrial sites and other public gathering areas, the level of potential damages resulting from these risks could be significant.

For our electric distribution and transmission system, hazard trees located inside or outside our lines' rights of way pose risks. Hazard trees are those trees that are structurally unsound and could fall into our lines if the trees failed. We are facing challenges to address these trees. The risk of fires is exacerbated in forested areas where beetle infestations have caused a significant increase in the quantity of standing dead and dying timber, increasing the risk that such trees may fall from either inside or outside our right-of-way into a power line igniting a fire. Fires alleged to have been caused by our system could expose us to significant damage claims on theories such as strict liability, negligence, gross negligence, trespass, inverse condemnation, and others.

For our electric generating facilities, operational risks include facility shutdowns due to breakdown or failure of equipment or processes, interruptions in fuel supply, labor disputes, operator error, catastrophic events such as fires, explosions, floods, and intentional acts of destruction or other similar occurrences affecting the electric generating facilities; and operational changes necessitated by environmental legislation, litigation or regulation. The loss of a major electric generating facility would require us to find other sources of supply or ancillary services, if available, and expose us to higher purchased power costs and potential litigation which may not be recovered from customers.

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

Commodity pricing is an inherent risk component of our business operations and our financial results. Even though rate regulation is premised on full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that our costs are recoverable as discussed above. The prevailing market prices for electricity may fluctuate substantially over relatively short periods of time, potentially adversely impacting our results of operations, financial condition and cash flows due to our need for market purchases and the sharing component of the Montana PCCAM.

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

Liquidity and Financial Risks

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

Our material properties include electric generating facilities, electric transmission and distribution lines, and natural gas production, transmission and distribution lines, which are described in Item 1 under Electric Operations and Natural Gas Operations. Substantially all of our Montana electric and natural gas assets are subject to the lien of our Montana First Mortgage Bond indenture. Substantially all of our South Dakota and Nebraska electric and natural gas assets are subject to the lien of our South Dakota Mortgage Bond indenture.

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

ITEM 4. MINE SAFETY DISCLOSURES

None

Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, which is traded under the ticker symbol NWE, is listed on the New York Stock Exchange (NYSE). As of February 7, 2020, there were approximately 1,128 common stockholders of record.

Dividends

We pay dividends on our common stock after our Board declares them. The Board reviews the dividend quarterly and establishes the dividend rate based upon such factors as our earnings, financial condition, capital requirements, debt covenant requirements and/or other relevant conditions. Although we expect to continue to declare and pay cash dividends with a targeted long-term dividend payout ratio of 60 - 70 percent of earnings per share, we cannot assure that dividends will be paid in the future or that, if paid, the dividends will be paid in the same amount as during 2019.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data has been derived from our Consolidated Financial Statements and should be read in conjunction with the Consolidated Financial Statements and notes thereto, with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and with other financial data included elsewhere in this report. The historical results are not necessarily indicative of results to be expected for any future period.

FIVE-YEAR FINANCIAL SUMMARY

	Year Ended December 31,
	2019	2018	2017	2016	2015
Financial Results (in thousands, except per share data)
Operating revenues	$1,257,910	$1,192,009	$1,305,652	$1,257,247	$1,214,299
Net income	202,120	196,960	162,703	164,172	151,209
Basic earnings per share	$4.01	$3.94	$3.35	$3.40	$3.20
Diluted earnings per share	3.98	3.92	3.34	3.39	3.17
Dividends declared per common share	2.30	2.20	2.10	2.00	1.92
Financial Position
Total assets	$5,910,702	$5,644,376	$5,420,917	$5,499,321	$5,264,695
Total debt, including finance leases and short-term borrowings	2,253,196	2,124,558	2,137,318	2,120,474	2,026,219

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following includes a discussion of our results of operations and cash flows for the year ended December 31, 2019 compared to the year ended December 31, 2018, on both a consolidated basis and on a segment basis. For a discussion of our financial results and cash flows for the year ended December 31, 2018 compared with the year ended December 31, 2017, see Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018.

This should be read in conjunction with Item 6. Selected Financial Data and our Consolidated Financial Statements and related notes contained elsewhere in this Annual Report on Form 10-K. For additional information related to our segments, see Note 20 - Segment and Related Information, to the Consolidated Financial Statements, which is included in Item 8 herein. For information regarding our revenues, net income and assets, see our Consolidated Financial Statements included in Item 8.

OVERVIEW

NorthWestern Corporation, doing business as NorthWestern Energy, provides electricity and/or natural gas to approximately 734,800 customers in Montana, South Dakota and Nebraska. As you read this discussion and analysis, refer to our Consolidated Statements of Income, which present the results of our operations for 2019, 2018 and 2017. Following is a discussion of our strategy and significant trends.

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

HOW WE PERFORMED IN 2019 COMPARED TO OUR 2018 RESULTS

	Year Ended December 31, 2019 vs. 2018
	Income Before Income Taxes	Income Tax Benefit (Expense)	Net Income
	(in millions)
Year ended December 31, 2018	$178.3	$18.7	$197.0
Items increasing (decreasing) net income:
Higher revenue absent the 2018 impacts of the Tax Cuts and Jobs Act	22.1	(5.6)	16.5
Higher electric and natural gas retail volumes	17.3	(4.6)	12.7
Higher Montana electric retail rates	4.4	(1.1)	3.3
Income tax benefit	—	3.0	3.0
Higher Montana electric supply cost recovery	3.9	(1.0)	2.9
Lower depreciation and depletion	1.6	(0.4)	1.2
Electric QF liability adjustment	(20.9)	5.3	(15.6)
Higher operating, general, and administrative expenses	(17.3)	4.4	(12.9)
Lower Montana electric transmission revenue	(5.6)	1.4	(4.2)
Lower Montana gas production rates	(1.5)	0.6	(0.9)
Other	(0.1)	(0.8)	(0.9)
Year ended December 31, 2019	$182.2	$19.9	$202.1
Change in Net Income			$5.1

Consolidated net income in 2019 was $202.1 million as compared with $197.0 million in 2018. This increase was primarily due to a reduction in revenue in 2018 due to the impact of the Tax Cuts and Jobs Act regulatory settlements, higher volumes due to colder winter weather and customer growth, and a larger income tax benefit in 2019. These improvements were partly offset by the adjustment of our electric QF liability and higher operating expenses.

SIGNIFICANT TRENDS AND REGULATION

Electric Resource Planning - Montana

In August 2019, we issued our final 2019 Electricity Supply Resource Procurement Plan (Montana Resource Plan) that included responses to public comments. The Montana Resource Plan supports the goal of developing resources that will address the changing energy landscape in Montana to meet our customers' electric energy needs in a reliable and affordable manner.

We are currently 630 MW short of our peak needs, which we procure in the market. We forecast that our energy portfolio will be 725 MW short by 2025, considering expiring contracts and a modest increase in customer demand. Based on our customers' future energy resource needs as identified in the Montana Resource Plan, we issued an all-source competitive solicitation request in February 2020 for up to 280 MWs of peaking and flexible capacity to be available for commercial operation in early 2023. An independent evaluator is being used to administer the solicitation process and evaluate proposals, with the successful project(s) selected by the first quarter of 2021. We expect the process will be repeated in subsequent years to provide a resource-adequate energy and capacity portfolio by 2025.

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

Proposed Colstrip Unit 4 Capacity Acquisition - In February 2020, we filed an application for pre-approval with the MPSC to acquire Puget Sound Energy’s 25% interest, 185 megawatts of generation, in Colstrip Unit 4 for one dollar. In addition, we are seeking approval to sell 90 megawatts to Puget Sound Energy for roughly 5 years at a price indexed to hourly prices at the Mid-Columbia power hub, with a price floor reflecting the recovery of fixed operating and maintenance costs and variable generation costs. Our proposal includes zero net effect on customer bills while setting aside the benefits from the transaction - estimated to be $4 million annually - to address environmental compliance, remediation and decommissioning costs associated with our existing 222 MWs of ownership. Puget Sound Energy remains responsible for its presale 25% ownership share of all costs for remediation of existing environmental conditions and decommissioning regardless of the proposed acquisition or when Colstrip Unit 4 is retired. We expect the MPSC to establish a procedural schedule in this docket in the first quarter of 2020. If this capacity acquisition is approved, this will reduce our need for capacity identified above in our resource plan by 170 MW, which is the accredited capacity.

We also entered into an agreement with Puget Sound Energy to acquire an additional 95 MW interest in the 500 kV Colstrip Transmission System for net book value at the time of the sale. The net book value is expected to range between $2.5 million to $3.8 million. After the roughly 5-year purchase power agreement with Puget Sound Energy, we will have the option to acquire another 90 MW interest in the 500 kV Colstrip Transmission System for net book value at that time. These transmission acquisitions are conditioned upon approval and closing of the Unit 4 acquisition.

Recovery of the additional rate base from these transactions, if completed, will be subject to review in the next Montana general electric rate case.

Electric Resource Planning - South Dakota

In April 2019, we issued a request for proposals for 60 MW of flexible capacity resources to begin serving South Dakota customers by the end of 2021. As a result of a competitive solicitation process, we expect to own a natural gas fired reciprocating internal combustion engines at Huron, South Dakota. Dependent upon selection of manufacturer, we anticipate 55 - 60 MW to be online by late 2021 at a total investment of approximately $80 million. The selected proposal is subject to the execution of construction contracts and obtaining the applicable environmental and construction related permits.

We anticipate financing this project with a combination of cash flow from operations, first mortgage bonds and equity issuances. Based on current expectations, any equity issuance would be late 2020 or early 2021 and would be sized to maintain and protect current credit ratings.

Montana General Electric Rate Case

In December 2019, the MPSC issued a final order approving our electric rate case settlement for rates effective April 1, 2019, resulting in an annual increase to electric revenue of approximately $6.5 million (based upon a 9.65% return on equity (ROE) and rate base and capital structure as filed) and an annual decrease in depreciation expense of approximately $9.3 million. Various parties have filed petitions for reconsideration of parts of that December 2019 order, and we expect the MPSC to issue an order on these requests during the first quarter of 2020.

FERC Filing - In May 2019, we submitted a filing with the FERC for our Montana transmission assets. The revenue requirement associated with our Montana FERC assets is reflected in our Montana MPSC-jurisdictional rates as a credit to retail customers. We expect to submit a compliance filing with the MPSC upon resolution of our Montana FERC case adjusting the proposed credit in our Montana retail rates.

SIGNIFICANT INFRASTRUCTURE INVESTMENTS AND INITIATIVES

Our estimated capital expenditures for the next five years, including our electric and natural gas transmission and distribution infrastructure investment plan, are as follows (in millions):

Electric Supply Resource Plans - Our energy resource plans discussed above identify portfolio resource requirements including potential investments. As a result of a competitive solicitation process in South Dakota, we have included $80 million of capital in our projections above for 55-60 MW of capacity additions at a brownfield site near Huron, South Dakota expected to be in service by late 2021.

We have not included any potential generation capital related to our Montana competitive solicitation in the projections above. We anticipate that owned assets to address energy and capacity needs in Montana could increase the capital forecast presented above in excess of $200 million over the next five years.

Natural Gas Production Assets - We own natural gas production and gathering system assets in Montana as a part of an overall strategy to provide rate stability and customer value through the addition of regulated assets that are not subject to market forces. Our estimated capital expenditure requirements above do not include estimates for incremental natural gas reserve acquisitions, or other investment opportunities that may arise.

Distribution and Transmission Modernization and Maintenance - As part of our commitment to maintain high level reliability and system performance, we continue to evaluate the condition of our distribution and transmission assets to address aging infrastructure through our asset management process. The primary goals of our infrastructure investment are to reverse the trend in aging infrastructure, maintain reliability, proactively manage safety, build capacity into the system, and prepare our network for the adoption of new technologies. We are taking a proactive and pragmatic approach to replace these assets while also evaluating the implementation of additional technologies to prepare the overall system for smart grid applications.

•We installed approximately $32 million of Automated Metering Infrastructure (AMI) in our South Dakota and Nebraska jurisdictions from 2016 to 2019, which is reflected in our property, plant and equipment. In 2020 through 2022, we expect to install AMI in Montana at a cost ranging from approximately $100 to $105 million, which is reflected in the five year capital forecast above.

•Hazard trees are those trees that are structurally unsound and could fall into our lines if the trees failed. Hazard trees may be located inside or outside our electric transmission and distribution lines' rights of way and pose risks to our system including disruption of service, property damage, loss of life, and/or fires. We worked with third parties, including the U.S. Forest Service, to develop a plan to remove these hazard trees and began work in 2018. The work related to this initiative is reflected in operating expenses in the Consolidated Income Statements. During 2019 and 2018, we incurred approximately $7.5 million and $3.3 million, respectively, in costs, which is incremental to costs for vegetation management within our rights of way. We expect to continue the program over the next several years with anticipated 2020 costs ranging from approximately $4 million to $5 million, with cumulative operating expense for the program exceeding $20 million.

RESULTS OF OPERATIONS

Our consolidated results include the results of our divisions and subsidiaries constituting each of our business segments. The overall consolidated discussion is followed by a detailed discussion of gross margin by segment.

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as another financial measure, Gross Margin, that is considered a “non-GAAP financial measure.” Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. We define Gross Margin as Revenues less Cost of Sales as presented in our Consolidated Statements of Income. The following discussion includes a reconciliation of Gross Margin to Operating Revenues, the most directly comparable GAAP measure.

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

OVERALL CONSOLIDATED RESULTS

Year Ended December 31, 2019 Compared with Year Ended December 31, 2018

Consolidated net income in 2019 was $202.1 million as compared with $197.0 million in 2018, an increase of $5.1 million. As described in more detail below, this increase was primarily due to a reduction in revenue in 2018 due to the impact of the Tax Cuts and Jobs Act regulatory settlements, higher volumes due to colder winter weather and customer growth, and a larger income tax benefit in 2019. These improvements were partly offset by the adjustment of our electric QF liability and higher operating expenses.

Consolidated operating revenues in 2019 were $1,257.9 million as compared with $1,192.0 million, an increase of $65.9 million. This increase was primarily due to a reduction in revenue in 2018 due to the impact of the Tax Cuts and Jobs Act regulatory settlements, higher supply costs being collected in rates, and increased volumes due to colder winter weather and customer growth. Consolidated gross margin in 2019 was $939.9 million as compared with $919.1 million in 2018, an increase of $20.8 million, or 2.3%.

	Electric		Natural Gas		Total
	2019	2018	2019	2018	2019	2018
	(in millions)
Reconciliation of gross margin to operating revenue:
Operating Revenues	$981.2	$921.1	$276.7	$270.9	$1,257.9	$1,192.0
Cost of Sales	239.6	194.6	78.4	78.3	318.0	272.9
Gross Margin(1)	$741.6	$726.5	$198.3	$192.6	$939.9	$919.1
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

	Year Ended December 31,
	2019	2018	Change	% Change
	(in millions)
Gross Margin
Electric	$741.6	$726.5	$15.1	2.1%
Natural Gas	198.3	192.6	5.7	3.0
Total Gross Margin(1)	$939.9	$919.1	$20.8	2.3%
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

Primary components of the change in gross margin include the following (in millions):

Gross Margin 2019 vs. 2018
Gross Margin Items Impacting Net Income
Tax Cuts and Jobs Act impact	$22.1
Electric and natural gas retail volumes	17.3
Montana electric retail rates	4.4
Montana electric supply cost recovery	3.9
Electric QF liability adjustment	(20.9)
Electric transmission	(5.6)
Montana natural gas production rates	(1.5)
Other	0.5
Change in Gross Margin Impacting Net Income	20.2

Gross Margin Items Offset Within Net Income
Property taxes recovered in trackers	3.0
Production tax credits flowed-through trackers	(1.7)
Operating expenses recovered in trackers	(0.7)
Change in Items Offset Within Net Income	0.6
Increase in Consolidated Gross Margin(1)	$20.8
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

Consolidated gross margin for items impacting net income increased $20.2 million, due to the following:

•	A reduction in revenue in 2018 due to the impact of the Tax Cuts and Jobs Act;

•	An increase in electric and gas retail volumes due primarily to colder winter weather and customer growth;

•	An increase in Montana electric revenue recognized consistent with the order in our electric rate case, effective April 1, 2019, as discussed above; and

•	The recovery of Montana electric supply costs due to changes in the associated statute, partly offset by higher supply costs in 2019 as compared with 2018.

These increases were partly offset by the following items:

•
The adjustment of our electric QF liability (unrecoverable costs associated with PURPA contracts as a part of a 2002 stipulation with the MPSC and other parties) as compared with 2018 due to the combination of:

▪	A lower periodic adjustment of approximately $14.2 million due to price escalation, which was less than previously estimated; and

•
A lower impact of the adjustment to actual output and pricing for the contract year resulting in approximately $6.7 million in higher supply costs for these QF contracts due primarily to outages at two facilities in 2018.

•	Lower demand to transmit energy across our transmission lines due to market conditions and pricing; and

•	A decrease in Montana natural gas rates associated with the annual step down for our Montana gas production assets.

The change in consolidated gross margin also includes the following items that had no impact on net income:

•	An increase in revenues for property taxes included in trackers, offset by increased property tax expense;

•	A decrease in revenue due to the increase in production tax credit benefits passed through to customers in our tracker mechanisms, which are offset by decreased income tax expense; and

•	A decrease in revenues for operating costs included in trackers, offset by a decrease in associated operating expense.

	Year Ended December 31,
	2019	2018	Change	% Change
	(in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$318.2	$307.1	$11.1	3.6%
Property and other taxes	171.9	171.3	0.6	0.4
Depreciation and depletion	172.9	174.5	(1.6)	(0.9)
	$663.0	$652.9	$10.1	1.5%

Consolidated operating, general and administrative expenses were $318.2 million in 2019, as compared with $307.1 million in 2018. Primary components of the change include the following (in millions):

Operating, General & Administrative Expenses
2019 vs. 2018
Operating, General & Administrative Expenses Impacting Net Income
Hazard trees	$4.2
Generation maintenance	3.7
Labor	2.2
Distribution maintenance	1.7
Gas transmission maintenance	1.5
Legal	1.5
Technology costs	1.2
Employee benefits	1.2
Western EIM costs	0.9
Other	(0.8)
Change in Items Impacting Net Income	17.3

Operating, General & Administrative Expenses Offset Within Net Income
Pension and other postretirement benefits	(7.8)
Operating expenses recovered in trackers	(0.7)
Non-employee directors deferred compensation	2.3
Change in Items Offset Within Net Income	(6.2)
Increase in Operating, General & Administrative Expenses	$11.1

Consolidated operating, general and administrative expenses for items impacting net income increased $17.3 million due to the following:

•	Higher hazard tree line clearance costs;

•	Higher maintenance costs at our electric generation facilities;

•	Increased labor costs due primarily to compensation increases;

•	Higher distribution costs due to proactive system maintenance;

•	Higher natural gas transmission maintenance due to compressor repairs and increased compliance costs;

•	Higher general legal costs;

•	Higher technology costs associated with security measures and maintenance agreements;

•	Higher employee benefit costs due primarily to increased pension expense as a result of higher funding of our Montana plan, partly offset by lower medical costs; and

•	Higher costs associated with preparation to enter the Western EIM.

The change in consolidated operating, general and administrative expenses also includes the following items that had no impact on net income:

•	The regulatory treatment of the non-service cost components of pension and postretirement benefit expense, which is offset in other income;

•	Lower operating expenses included in trackers recovered through revenue; and

•	A change in value of non-employee directors deferred compensation due to changes in our stock price, offset in other income.

Property and other taxes were $171.9 million in 2019, as compared with $171.3 million in 2018. This increase was primarily due to plant additions and higher estimated property valuations in Montana.

Depreciation and depletion expense was $172.9 million in 2019, as compared with $174.5 million in 2018. This decrease was primarily due to the depreciation adjustment consistent with the final order in our Montana electric rate case, as discussed above, partly offset by plant additions.

Consolidated operating income in 2019 was $276.9 million as compared with $266.3 million in 2018. This increase was primarily due to higher gross margin, as discussed above, offset in part by the overall increase in operating, general, and administrative expenses.

Consolidated interest expense in 2019 was $95.1 million, as compared with $92.0 million in 2018, due primarily to higher borrowings. See "Liquidity and Capital Resources" for additional information regarding our financing activities.

Consolidated other income in 2019 was $0.4 million, as compared with $4.0 million in 2018. This decrease was primarily due to a $7.8 million increase in other pension expense that was partly offset by a $2.3 million increase in the value of deferred shares held in trust for non-employee directors deferred compensation, both of which are offset in operating, general, and administrative expense with no impact to net income. This decrease was also partly offset by $1.6 million higher capitalization of AFUDC.

Consolidated income tax benefit in 2019 was $19.9 million, as compared with $18.7 million in 2018. The income tax benefit for 2019 reflects the release of approximately $22.8 million of unrecognized tax benefits, including approximately $2.7 million of accrued interest and penalties, due to the lapse of statutes of limitation in the second quarter of 2019. The income tax benefit in 2018 reflects a benefit of approximately $19.8 million associated with the final measurement of excess deferred taxes associated with the Tax Cuts and Jobs Act.

Our effective tax rate for the twelve months ended December 31, 2019 was (10.9)% as compared with (10.5)% for the same period of 2018. We currently estimate our effective tax rate will range between (2)% to 3% in 2020.

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in millions):

	Year Ended December 31,
	2019		2018
Income Before Income Taxes	$182.2		$178.3

Income tax calculated at federal statutory rate	38.3	21.0%	37.4	21.0%

Permanent or flow through adjustments:
State income, net of federal provisions	1.2	0.7	1.6	0.9
Recognition of unrecognized tax benefit	(22.8)	(12.5)	—	—
Flow-through repairs deductions	(19.7)	(10.8)	(19.3)	(10.8)
Production tax credits	(11.5)	(6.3)	(10.9)	(6.1)
Plant and depreciation of flow through items	(4.0)	(2.2)	(2.2)	(1.2)
Amortization of excess deferred income taxes (DIT)	(1.7)	(0.9)	(3.7)	(2.1)
Impact of Tax Cuts and Jobs Act	(0.2)	(0.1)	(19.8)	(11.1)
Prior year permanent return to accrual adjustments	0.6	0.3	(3.0)	(1.7)
Other, net	(0.1)	(0.1)	1.2	0.6
	(58.2)	(31.9)	(56.1)	(31.5)

Income Tax Benefit	$(19.9)	(10.9)%	$(18.7)	(10.5)%

ELECTRIC OPERATIONS

We have various classifications of electric revenues, defined as follows:

•	Retail: Sales of electricity to residential, commercial and industrial customers.

•
Regulatory amortization: Primarily represents timing differences for electric supply costs and property taxes between when we incur these costs and when we recover these costs in rates from our customers.

•	Transmission: Reflects transmission revenues regulated by the FERC.

•	Wholesale and other are largely gross margin neutral as they are offset by changes in cost of sales.

Year Ended December 31, 2019 Compared with Year Ended December 31, 2018

	Results
	2019	2018	Change	% Change
	(in millions)
Retail revenue	$890.7	$847.3	$43.4	5.1%
Regulatory amortization	30.2	9.8	20.4	208.2
Total retail revenues	920.9	857.1	63.8	7.4
Transmission	54.2	58.1	(3.9)	(6.7)
Wholesale and Other	6.1	5.9	0.2	3.4
Total Revenues	981.2	921.1	60.1	6.5
Total Cost of Sales	239.6	194.6	45.0	23.1
Gross Margin(1)	$741.6	$726.5	$15.1	2.1%
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2019	2018	2019	2018	2019	2018
	(in thousands)
Montana	$308,840	$287,358	2,581	2,518	303,222	299,438
South Dakota	62,457	64,171	589	598	50,615	50,546
Residential	371,297	351,529	3,170	3,116	353,837	349,984
Montana	348,143	329,611	3,186	3,169	68,896	67,547
South Dakota	97,082	93,992	1,110	1,072	12,814	12,741
Commercial	445,225	423,603	4,296	4,241	81,710	80,288
Industrial	43,595	42,577	2,949	2,593	78	75
Other	30,595	29,600	165	166	6,219	6,185
Total Retail Electric	$890,712	$847,309	10,580	10,116	441,844	436,532

	Cooling Degree Days			2019 as compared with:
	2019	2018	Historic Average	2018	Historic Average
Montana	370	337	403	10% warmer	8% colder
South Dakota	715	951	733	25% colder	2% colder

	Heating Degree Days			2019 as compared with:
	2019	2018	Historic Average	2018	Historic Average
Montana	8,515	7,882	7,537	8% colder	13% colder
South Dakota	8,478	8,385	7,595	1% colder	12% colder

The following summarizes the components of the changes in electric gross margin for the years ended December 31, 2019 and 2018 (in millions):

Gross Margin 2019 vs. 2018
Gross Margin Items Impacting Net Income
Tax Cuts and Jobs Act impact	$21.5
Retail volumes	6.4
Montana retail rates	4.4
Montana supply cost recovery	3.9
QF liability adjustment	(20.9)
Transmission	(5.6)
Other	5.0
Change in Gross Margin Impacting Net Income	14.7

Gross Margin Items Offset Within Net Income
Property taxes recovered in trackers	2.1
Production tax credits flowed-through trackers	(1.7)
Change in Items Offset Within Net Income	0.4
Increase in Gross Margin(1)	$15.1
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

Gross margin for items impacting net income increased $14.7 million due to the following:

•	A reduction in revenue in 2018 due to the impact of the Tax Cuts and Jobs Act;

•	An increase in retail volumes due primarily to colder winter weather and customer growth;

•	An increase in Montana electric revenue recognized consistent with the final order in our electric rate case, effective April 1, 2019, as discussed above; and

•	The recovery of Montana electric supply costs due to changes in the associated statute, partly offset by higher supply costs in 2019 as compared with 2018.

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

•	Lower demand to transmit energy across our transmission lines due to market conditions and pricing.

The change in gross margin also includes the following items that had no impact on net income:

•	An increase in revenues for property taxes included in trackers, offset by increased property tax expense; and

•	A decrease in revenues due to the increase in production tax credit benefits passed through to customers in our tracker mechanisms, which are offset by decreased income tax expense.

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

•	Wholesale: Primarily represents transportation and storage for others.

Year Ended December 31, 2019 Compared with Year Ended December 31, 2018

	Results
	2019	2018	Change	% Change
	(in millions)
Retail revenues	$242.9	$235.3	$7.6	3.2%
Regulatory amortization	(2.1)	(4.2)	2.1	50.0
Total retail revenues	240.8	231.1	9.7	4.2
Wholesale and other	35.9	39.8	(3.9)	(9.8)
Total Revenues	276.7	270.9	5.8	2.1
Total Cost of Sales	78.4	78.3	0.1	0.1
Gross Margin(1)	$198.3	$192.6	$5.7	3.0%
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

	Revenues		Dekatherms		Customer Counts
	2019	2018	2019	2018	2019	2018
	(in thousands)
Montana	$109,395	$102,721	15,262	13,818	174,862	172,770
South Dakota	25,763	25,359	3,322	3,296	40,129	39,742
Nebraska	20,194	23,416	2,826	2,834	37,424	37,356
Residential	155,352	151,496	21,410	19,948	252,415	249,868
Montana	55,669	51,700	8,115	7,288	24,205	23,877
South Dakota	19,305	17,984	3,590	3,348	6,812	6,689
Nebraska	10,572	11,953	2,085	2,054	4,914	4,833
Commercial	85,546	81,637	13,790	12,690	35,931	35,399
Industrial	996	1,159	151	171	239	244
Other	1,012	986	168	156	164	163
Total Retail Gas	$242,906	$235,278	35,519	32,965	288,749	285,674

	Heating Degree Days			2019 as compared with:
	2019	2018	Historic Average	2018	Historic Average
Montana	8,647	7,978	7,775	8% colder	11% colder
South Dakota	8,478	8,385	7,595	1% colder	12% colder
Nebraska	6,571	6,792	6,267	3% warmer	5% colder

The following summarizes the components of the changes in natural gas gross margin for the years ended December 31, 2019 and 2018 (in millions):

Gross Margin 2019 vs. 2018
Gross Margin Items Impacting Net Income
Retail volumes	$10.9
Tax Cuts and Jobs Act	0.6
Montana production rates	(1.5)
Other	(4.5)
Change in Gross Margin Impacting Net Income	5.5

Gross Margin Items Offset Within Net Income
Property taxes recovered in trackers	0.9
Operating expenses recovered in trackers	(0.7)
Change in Items Offset Within Net Income	0.2
Increase in Gross Margin(1)	$5.7
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

Gross margin for items impacting net income increased $5.5 million due to the following:

•	An increase in retail volumes from colder winter weather and customer growth; and

•	A reduction in revenue in 2018 due to the impact of the Tax Cuts and Jobs Act.

These increases were partly offset by a reduction of rates due to the step down of our Montana gas production assets.

The change in gross margin also includes the following items that had no impact on net income:

•	An increase in revenues for property taxes included in trackers, offset by increased property tax expense; and

•	A decrease in revenues for operating costs recovered in trackers, offset by decreased operating expense.

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

We issue debt securities to refinance retiring maturities, reduce revolver debt, fund construction programs and for other general corporate purposes. To fund our strategic growth opportunities we utilize available cash flow, debt capacity and equity issuances that allows us to maintain investment grade ratings. We anticipate financing our South Dakota flexible capacity resources with a combination of cash flow from operations, first mortgage bonds and equity issuances. Based upon current expectations, any equity issuance would be late 2020 or early 2021 and would be sized to maintain and protect current credit ratings.

We plan to maintain a 50 - 55% debt to total capital ratio excluding finance leases, and expect to continue targeting a long-term dividend payout ratio of 60 - 70% of earnings per share; however, there can be no assurance that we will be able to meet these targets. In June 2019, we priced $150 million aggregate principal amount of Montana First Mortgage Bonds, at a fixed interest rate of 3.98% maturing in 2049. We issued $50 million of these bonds in June 2019 and the remaining $100 million of these bonds in September 2019 in transactions exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds were used to repay a portion of our outstanding borrowings under our revolving credit facilities and for other general corporate purposes. The bonds are secured by our electric and natural gas assets in Montana.

Liquidity is provided by internal cash flows and the use of our unsecured revolving credit facility. We have a $400 million revolving credit facility. In addition, we have a $25 million revolving credit facility to provide swingline borrowing capability. We utilize availability under our revolvers to manage our cash flows due to the seasonality of our business, and utilize any cash on hand in excess of current operating requirements to invest in our business and reduce borrowings.

As of December 31, 2019, our total net liquidity was approximately $141.1 million, including $5.1 million of cash and $136.0 million of revolving credit facility availability. As of December 31, 2019, there were no letters of credit outstanding and $289 million in borrowings under our revolving line of credit. As of February 7, 2020, our availability under our revolving credit facility was approximately $165.0 million.

Credit Ratings

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are favorable to us and our customers, may impact our trade credit availability, and could result in the need to issue additional equity securities. Fitch Ratings (Fitch), Moody's Investors Service (Moody's), and S&P Global Ratings (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. As of February 7, 2020, our current ratings with these agencies are as follows:

	Senior Secured Rating	Senior Unsecured Rating	Commercial Paper	Outlook
Fitch	A	A-	F2	Negative
Moody’s	A3	Baa2	Prime-2	Stable
S&P	A-	BBB	A-2	Stable
_________________________

A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the credit rating agency and each rating should be evaluated independently of any other rating.

Capital Requirements

Our capital expenditures program is subject to continuing review and modification. Actual utility construction expenditures may vary from estimates due to changes in electric and natural gas projected load growth, changing business operating conditions and other business factors. We anticipate funding capital expenditures through cash flows from operations, available credit sources, debt and equity issuances and future rate increases. Our estimated capital expenditures are discussed above in the "Significant Infrastructure Investments and Initiatives" section.

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of December 31, 2019. See additional discussion in Note 18 - Commitments and Contingencies to the Consolidated Financial Statements.

	Total	2020	2021	2022	2023	2024	Thereafter
	(in thousands)
Long-term debt (1)	$2,245,637	$—	$289,000	$—	$144,660	$—	$1,811,977
Finance leases	19,915	2,476	2,668	2,875	3,097	3,338	5,461
Estimated pension and other postretirement obligations (2)	66,087	13,514	13,491	13,209	13,097	12,776	N/A
Qualifying facilities liability (3)	630,793	76,533	78,356	80,226	82,320	79,726	233,632
Supply and capacity contracts (4)	1,915,618	186,529	146,477	150,381	150,309	145,953	1,135,969
Contractual interest payments on debt (5)	1,505,723	86,420	85,883	77,602	76,397	74,709	1,104,712
Environmental remediation obligations (6)	4,540	2,482	912	720	213	213	N/A
Total Commitments (7)	$6,388,313	$367,954	$616,787	$325,013	$470,093	$316,715	$4,291,751
___________________________

(1)	Represents cash payments for long-term debt and excludes $12.4 million of debt discounts and debt issuance costs, net.

(2)
We have estimated cash obligations related to our pension and other postretirement benefit programs for five years, as it is not practicable to estimate thereafter. The pension and other postretirement benefit estimates reflect our expected cash contributions, which may be in excess of minimum funding requirements.

(3)
Certain QFs require us to purchase minimum amounts of energy at prices ranging from $63 to $136 per MWH through 2029. Our estimated gross contractual obligation related to these QFs is approximately $630.8 million. A portion of the costs incurred to purchase this energy is recoverable through rates authorized by the MPSC, totaling approximately $508.2 million.

(4)
We have entered into various purchase commitments, largely purchased power, electric transmission, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 24 years.

(5)
Contractual interest payments include our revolving credit facilities, which have a variable interest rate. We have assumed an average interest rate of 2.98% on the outstanding balance through maturity of the facilities.

(6)
We estimate environmental remediation obligations for five years, as it is not practicable to estimate thereafter. Our environmental reserve relates primarily to the remediation of former manufactured gas plant sites owned by us.

(7)	Potential tax payments related to uncertain tax positions are not practicable to estimate and have been excluded from this table.

Other Obligations - As a co-owner of Colstrip, we provided surety bonds of approximately $13.2 million and $5.8 million as of December 31, 2019 and 2018, respectively, on behalf of the operator to ensure the operation and maintenance of remedial and closure actions are carried out related to the Administrative Order on Consent Regarding Impacts Related to Wastewater Facilities Comprising the Closed-Loop System at Colstrip Steam Electric Stations, Colstrip Montana (the AOC) as required by the Montana Department of Environmental Quality. It is currently anticipated that each co-owner of Colstrip will be required to post an additional amount of financial assurance to support additional performance by the operator of closure and remediation actions under the AOC. As costs are incurred under the AOC, the surety bonds will be reduced.

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

The effect of this seasonality on our liquidity is also impacted by changes in electric and natural gas market prices. We recover the cost of our electric and natural gas supply through tracking mechanisms. The natural gas supply tracking mechanism in each of our jurisdictions, and electric supply tracking mechanism in South Dakota, are designed to provide stable recovery of supply costs, with a monthly adjustment to correct for any under or over collection. The Montana electric supply tracking mechanism implemented in 2018, the PCCAM, is designed for us to absorb risk through a sharing mechanism, with 90% of the variance above or below the established base revenues and actual costs collected from or refunded to customers. Our electric supply rates were adjusted monthly under the prior tracker, and under the PCCAM design are adjusted annually. In periods of significant fluctuation of loads and / or market prices, this design impacts our cash flows as application of the PCCAM requires that we absorb certain power cost increases before we are allowed to recover increases from customers.

Due to the lag between our purchases of electric and natural gas commodities and revenue receipt from customers, cyclical over and under collection situations arise consistent with the seasonal fluctuations discussed above; therefore we typically under collect in the fall and winter and over collect in the spring. Fluctuations in recoveries under our cost tracking mechanisms can have a significant effect on cash flows from operations and make year-to-year comparisons difficult.

As of December 31, 2019, we have under collected our costs recovered through tracking mechanisms by approximately $32.5 million, as compared with an over collection of $1.5 million as of December 31, 2018.

Cash Flows

The following table summarizes our consolidated cash flows for 2019 and 2018(in millions):

	Year Ended December 31,
	2019	2018
Operating Activities
Net income	$202.1	$197.0
Non-cash adjustments to net income	165.8	169.5
Changes in working capital	(53.0)	51.8
Other noncurrent assets and liabilities	(18.2)	(36.3)
Cash Provided by Operating Activities	296.7	382.0

Investing Activities
Property, plant and equipment additions	(316.0)	(284.0)
Acquisitions	—	(18.5)
Proceeds from sale of assets	—	0.1
Investment in equity securities	(0.1)	(2.5)
Cash Used in Investing Activities	(316.1)	(304.9)

Financing Activities
Proceeds from issuance of common stock, net	—	44.8
Issuances of long-term debt	150.0	—
Line of credit (repayments) borrowings, net	(19.0)	308.0
(Repayments) issuances of short-term borrowings, net	—	(319.6)
Dividends on common stock	(115.1)	(109.2)
Financing costs	(1.1)	(0.1)
Other	1.4	2.3
Cash Provided by (Used in) Financing Activities	16.2	(73.8)

Net (Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	$(3.2)	$3.3
Cash, Cash Equivalents, and Restricted Cash, beginning of period	$15.3	$12.0
Cash, Cash Equivalents, and Restricted Cash, end of period	$12.1	$15.3

Cash Flows Provided By Operating Activities

As of December 31, 2019, our cash, cash equivalents, and restricted cash were $12.1 million as compared with $15.3 million at December 31, 2018. Cash provided by operating activities totaled $296.7 million for the year ended December 31, 2019 as compared with $382.0 million during 2018. This decrease in operating cash flows is primarily due to an under collection of supply costs from customers in 2019 as compared with an over collection in 2018, resulting in an approximate $35.5 million reduction in working capital, credits to Montana customers during 2019 related to the Tax Cuts and Jobs Act of approximately $20.5 million, transmission generation interconnection refunds in 2019 as compared with deposits in 2018 decreasing working capital by approximately $22.1 million, and the receipt of insurance proceeds of $6.1 million in 2018.

Cash Flows Used In Investing Activities

Cash used in investing activities totaled $316.1 million during the year ended December 31, 2019, as compared with $304.9 million during 2018. Plant additions during 2019 include maintenance additions of approximately $225.6 million, and capacity related capital expenditures of approximately $90.4 million. Plant additions during 2018 include maintenance additions of approximately $227.0 million, capacity related capital expenditures of approximately $57.0 million, and the acquisition of the 9.7 MW Two Dot wind project in Montana for approximately $18.5 million.

Cash Flows Provided by (Used in) Financing Activities

Cash provided by financing activities totaled $16.2 million during 2019 as compared to cash used in financing activities of $73.8 million during 2018. During 2019, net cash provided by financing activities reflects the proceeds from the issuance of debt of $150.0 million, offset in part by payments of dividends of $115.1 million and net repayments under our revolving lines of credit of $19.0 million. During 2018, net cash used in financing activities reflects net repayments of commercial paper of $319.6 million and the payment of dividends of $109.2 million, partially offset by net issuances under our revolving lines of credit of $308.0 million and proceeds from the issuance of common stock of $44.8 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of financial condition and results of operations is based on our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that are believed to be proper and reasonable under the circumstances. We continually evaluate the appropriateness of our estimates and assumptions. Actual results could differ from those estimates. We consider an estimate to be critical if it is material to the Consolidated Financial Statements and it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate are reasonably likely to occur from period to period.

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

While we believe that our assumptions regarding future regulatory actions are reasonable, different assumptions could materially affect our results. See Note 4 - Regulatory Assets and Liabilities, to the Consolidated Financial Statements for further discussion.

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

We set the discount rate using a yield curve analysis, which projects benefit cash flows into the future and then discounts those cash flows to the measurement date using a yield curve. This is done by constructing a hypothetical bond portfolio whose cash flow from coupons and maturities matches the year-by-year projected benefit cash flow from our plans. Based on this analysis as of December 31, 2019, our discount rate on the NorthWestern Corporation pension plan is 3.10% and on the NorthWestern Energy pension plan is 3.20%.

In determining the expected long-term rate of return on plan assets, we review historical returns, the future expectations for returns for each asset class weighted by the target asset allocation of the pension and postretirement portfolios, and long-term inflation assumptions. Our expected long-term rate of return on assets assumptions are 3.45% and 4.49% on the NorthWestern Corporation and NorthWestern Energy pension plan, respectively, for 2020.

Cost Sensitivity

The following table reflects the sensitivity of pension costs to changes in certain actuarial assumptions (in thousands):

Actuarial Assumption	Change in Assumption	Impact on Pension Cost	Impact on Projected Benefit Obligation
Discount rate increase	0.25%	$(1,759)	$(23,476)
Discount rate decrease	(0.25)%	1,843	24,793
Rate of return on plan assets increase	0.25%	(1,280)	N/A
Rate of return on plan assets decrease	(0.25)%	1,280	N/A

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

Due to the various regulatory treatments of the plans, our Consolidated Financial Statements reflect the effects of the different rate making principles followed by the jurisdictions regulating us. Pension costs in Montana and other postretirement benefit costs in South Dakota are included in rates on a pay as you go basis for regulatory purposes. Pension costs in South Dakota and other postretirement benefit costs in Montana are included in rates on an accrual basis for regulatory purposes. Regulatory assets have been recognized for the obligations that will be included in future cost of service.

Income Taxes

Judgment and the use of estimates are required in developing the provision for income taxes and reporting of tax-related assets and liabilities. Deferred income tax assets and liabilities represent the future effects on income taxes from temporary differences between the bases of assets and liabilities for financial reporting and tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The probability of realizing deferred tax assets is based on forecasts of future taxable income and the availability of tax planning strategies that can be implemented, if necessary, to realize deferred tax assets. We establish a valuation allowance when it is more likely than not that all, or a portion of, a deferred tax asset will not be realized. Exposures exist related to various tax filing positions, which may require an extended period of time to resolve and may result in income tax adjustments by taxing authorities. We have reduced deferred tax assets or established liabilities based on our best estimate of future probable adjustments related to these exposures. On a quarterly basis, we evaluate exposures in light of any additional information and make adjustments as necessary to reflect the best estimate of the future outcomes. As of December 31, 2019, we had approximately $182 million of consolidated NOLs prior to consideration of unrecognized tax benefits to offset federal taxable income in future years. We believe our deferred tax assets and established liabilities are appropriate for estimated exposures; however, actual results may differ significantly from these estimates.

The interpretation of tax laws involves uncertainty. Ultimate resolution of income tax matters may result in favorable or unfavorable impacts to net income and cash flows and adjustments to tax-related assets and liabilities could be material. The uncertainty and judgment involved in the determination and filing of income taxes is accounted for by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the Consolidated Financial Statements. We recognize tax positions that meet the more-likely-than-not threshold as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. We have unrecognized tax benefits of approximately $35.1 million as of December 31, 2019. The resolution of tax matters in a particular future period could have a material impact on our provision for income taxes, results of operations and our cash flows.

Qualifying Facilities Liability

Our electric QF liability consists of unrecoverable costs associated with contracts covered under PURPA that are part of a 2002 stipulation with the MPSC and other parties. Under the terms of these contracts, we are required to purchase minimum amounts of energy at prices ranging from $63 to $136 per MWH through June 2029. Our estimated gross contractual obligation is approximately $630.8 million through June 2029. A portion of the costs incurred to purchase this energy is recoverable through rates, totaling approximately $508.2 million through June 2029. We maintain an electric QF liability based on the net present value (discounted at 7.75%) of the difference between our estimated obligations under the QFs and the fixed amounts recoverable in rates.

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

Interest Rate Risk

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. We manage our interest rate risk by issuing primarily fixed-rate long-term debt with varying maturities, refinancing certain debt and, at times, hedging the interest rate on anticipated borrowings. All of our debt has fixed interest rates, with the exception of our revolving credit facilities. The $400 million revolving credit facility bears interest at the lower of prime plus a credit spread, ranging from 0.00% to 0.75%, or available rates tied to the Eurodollar rate plus a credit spread, ranging from 0.88% to 1.75%. In addition, we have a $25 million revolving credit facility to provide swingline borrowing capability. The $25 million revolving credit facility bears interest at the lower of prime plus a credit spread of 0.13%, or available rates tied to the Eurodollar rate plus a credit spread of 0.65%. As of December 31, 2019, we had approximately $289 million in borrowings under our revolving credit facilities. A 1% increase in interest rates would increase our annual interest expense by approximately $2.9 million.

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

As part of our overall strategy for fulfilling our electric and natural gas supply requirements, we employ the use of market purchases and sales, including forward contracts. These types of contracts are included in our supply portfolios and in some instances, are used to manage price volatility risk by taking advantage of seasonal fluctuations in market prices. These contracts are part of an overall portfolio approach intended to provide price stability for consumers. As a regulated utility, our exposure to market risk caused by changes in commodity prices is mitigated because these commodity costs are included in our Montana, South Dakota and Nebraska cost tracking mechanisms and are recoverable from customers subject to a regulatory review for prudency and, in Montana, a sharing mechanism.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial information, including the reports of independent registered public accounting firm and the quarterly financial information, required by this Item 8 is set forth on pages F-1 to F-46 of this Annual Report on Form 10-K and is hereby incorporated into this Item 8 by reference.

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

We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation our principal executive officer and principal financial officer have concluded that, as of December 31, 2019, our disclosure controls and procedures are effective.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our evaluation, management concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. Their report appears on page F-2.

ITEM 9B.  OTHER INFORMATION

Not applicable.

Part III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors and corporate governance will be set forth in NorthWestern Corporation's Proxy Statement for its 2020 Annual Meeting of Shareholders, which is incorporated by reference. Information with respect to our Executive Officers is included under "Information about our Executive Officers" in Item 1 of this report.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this Item will be set forth in NorthWestern Corporation's Proxy Statement for its 2020 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information required by this item will be set forth in NorthWestern Corporation's Proxy Statement for its 2020 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning relationships and related transactions of the directors and officers of NorthWestern Corporation and director independence will be set forth in NorthWestern Corporation's Proxy Statement for its 2020 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning fees paid to the principal accountant for each of the last two years will be set forth in NorthWestern Corporation's Proxy Statement for its 2020 Annual Meeting of Shareholders, which is incorporated herein by reference.

Part IV

ITEM 15.  EXHIBITS

The following documents are filed as part of this report:

(1)	Consolidated Financial Statements.

The following items are included in Part II, Item 8 of this annual report on Form 10-K:

CONSOLIDATED FINANCIAL STATEMENTS:

All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

(2)	Exhibits.

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

2.1 (c)
Purchase and Sale Agreement, dated December 9, 2019, between NorthWestern Corporation and Puget Sound Energy, Inc. (incorporated by reference to Exhibit 2.1 of NorthWestern Corporation's Current Report on Form 8-K, dated December 13, 2019, Commission File No. 1-10499).

2.1 (d)
Purchase and Sale Agreement, dated December 9, 2019, between NorthWestern Corporation and Puget Sound Energy, Inc. (incorporated by reference to Exhibit 2.2 of NorthWestern Corporation's Current Report on Form 8-K, dated December 13, 2019, Commission File No. 1-10499).

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

4.1(q)
Thirty-Third Supplemental Indenture, dated as of November 1, 2014, among NorthWestern Corporation and The Bank of New York Mellon and Phillip L. Watson, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation’s Current Report on Form 8-K, dated November 14, 2014, Commission File No. 1-10499).

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

4.1(v)
Thirty-Eighth Supplemental Indenture, dated as of June 1, 2019, among NorthWestern Corporation and The Bank of New York Mellon and Beata Harvin, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated July 2, 2019, Commission File No. 1-10499).

4.1(w)
Thirty-Ninth Supplemental Indenture, dated as of September 1, 2019, among NorthWestern Corporation and The Bank of New York Mellon and Beata Harvin, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated September 20, 2019, Commission File No. 1-10499).

4.1(x)*	Description of Securities

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

10.1(c) †
Form of NorthWestern Corporation Executive Retirement/Retention Program Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 99.2 of NorthWestern Corporation's Current Report on Form 8-K, dated December 5, 2011, Commission File No. 1-10499).

10.1(d) †
Form of NorthWestern Corporation Executive Retirement/Retention Program Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 99.2 of NorthWestern Corporation's Current Report on Form 8-K, dated December 12, 2012, Commission File No. 1-10499).

10.1(e) †
Form of NorthWestern Corporation Executive Retirement/Retention Program Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 99.2 of NorthWestern Corporation's Current Report on Form 8-K, dated December 10, 2013, Commission File No. 1-10499).

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

10.1(h) †
Form of NorthWestern Corporation Executive Retirement/Retention Program Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 99.2 of NorthWestern Corporation's Current Report on Form 8-K, dated December 22, 2014, Commission File No. 1-10499).

10.1(i) †
NorthWestern Corporation Key Employee Severance Plan 2016 (incorporated by reference to Exhibit 10.1 of NorthWestern Corporation's Current Report on Form 8-K, dated October 25, 2016, Commission File No. 1-10499).

10.1(j) †
Form of NorthWestern Corporation Executive Retirement/Retention Program Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 99.2 of NorthWestern Corporation's Current Report on Form 8-K, dated December 13, 2016, Commission File No. 1-10499).

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

10.1(n) †
Form of NorthWestern Corporation Executive Retirement/Retention Program Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 99.2 of NorthWestern Corporation's Current Report on Form 8-K, dated December 19, 2018, Commission File No. 1-10499).

10.1(o) †
Form of NorthWestern Corporation Performance Unit Award Agreement (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation's Current Report on Form 8-K, dated February 15, 2019, Commission File No. 1-10499).

10.1(p) †
NorthWestern Energy 2020 Annual Incentive Plan (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation's Current Report on Form 8-K, dated December 23, 2019, Commission File No. 1-10499).

10.1(q) †
Form of NorthWestern Corporation Executive Retirement/Retention Program Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 99.2 of NorthWestern Corporation's Current Report on Form 8-K, dated December 23, 2019, Commission File No. 1-10499).

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

21*	Subsidiaries of NorthWestern Corporation.
23.1*	Consent of Independent Registered Public Accounting Firm
24*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification of Robert C. Rowe pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Brian B. Bird pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
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

NORTHWESTERN CORPORATION

February 13, 2020	By:	/s/ ROBERT C. ROWE
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

Signature	Title	Date

/s/ STEPHEN P. ADIK	Chairman of the Board	February 13, 2020
Stephen P. Adik

/s/ ROBERT C. ROWE	President, Chief Executive Officer and Director	February 13, 2020
Robert C. Rowe	(Principal Executive Officer)

/s/ BRIAN B. BIRD	Chief Financial Officer	February 13, 2020
Brian B. Bird	(Principal Financial Officer)

/s/ CRYSTAL D. LAIL	Vice President and Controller	February 13, 2020
Crystal D. Lail	(Principal Accounting Officer)

/s/ ANTHONY T. CLARK	Director	February 13, 2020
Anthony T. Clark

/s/ DANA J. DYKHOUSE	Director	February 13, 2020
Dana J. Dykhouse

/s/ JAN R. HORSFALL	Director	February 13, 2020
Jan R. Horsfall

/s/ BRITT E. IDE	Director	February 13, 2020
Britt E. Ide

/s/ JULIA L. JOHNSON	Director	February 13, 2020
Julia L. Johnson

/s/ LINDA G. SULLIVAN	Director	February 13, 2020
Linda G. Sullivan

/s/ MAHVASH YAZDI	Director	February 13, 2020
Mahvash Yazdi

/s/ JEFFREY W. YINGLING	Director	February 13, 2020
Jeffrey W. Yingling

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
NorthWestern Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of NorthWestern Corporation and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, common shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years for the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Regulatory Matters - Impact of Rate Regulation on the Financial Statements-Refer to Notes 2, 3, and 4 to the financial statements
Critical Audit Matter Description
The Company is subject to rate regulation by federal and state utility regulatory agencies (collectively, the “Commissions”), which have jurisdiction over the Company’s electric and natural gas distribution rates in Montana, South Dakota, and Nebraska. Management has determined regulated accounting is appropriate provided that (i) rates are established by or subject to approval by independent, third-party regulators, (ii) rates are designed to recover the specific enterprise's cost of service, and (iii) in view of demand for service, it is reasonable to assume that rates are set at levels that will recover costs and can be charged to and collected from customers. Accounting for the economics of rate regulation affects multiple financial statement line items and disclosures, including property, plant, and equipment; regulatory assets and liabilities; operating revenues and expenses; depreciation expense; income taxes; and multiple disclosures in the notes to the financial statements.
Rates are determined and approved in regulatory proceedings based on an analysis of the Company’s costs to provide utility service and a return on, and recovery of, the Company’s capital investment in its utility operations. The economic effects of regulation can result in regulated companies recording costs that have been, or are deemed probable to be, allowed in the ratemaking process in a period different from the period in which the costs would be charged to expense by an unregulated enterprise. When this occurs, costs are deferred as regulatory assets and recorded as expenses in the periods when those same amounts are reflected in rates. Additionally, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for amounts that are expected to be refunded to customers (regulatory liabilities). The Commissions’ regulation of rates is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. While the Company has indicated it expects to recover costs from customers through regulated rates, there is a risk that the Commissions will not approve: (1) full recovery of the costs of providing utility service or (2) full recovery of all amounts invested in the utility business and a reasonable return on that investment.
We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about affected account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of (1) recovery in future rates of incurred costs, (2) a disallowance of capital expenditures or operating costs that management believes were prudently incurred, and (3) refunds to be provided to customers. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments requires specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the uncertainty of future decisions by the Commissions included the following, among others:

•
We tested the effectiveness of management’s controls over the evaluation of the likelihood of (1) the recovery in future rates of costs incurred as regulatory assets and (2) a refund or a future reduction in rates that should be reported as regulatory liabilities. We also tested the effectiveness of management’s controls over the recognition of amounts as property, plant, and equipment; regulatory assets or liabilities and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.

•	We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.

•
We read relevant regulatory orders issued by the Commissions, regulatory statutes, interpretations, procedural memorandums, filings made by interveners, filings made by the Company, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedence of the Commissions’ treatment of similar costs under similar circumstances. We evaluated the external information and compared to management’s recorded regulatory asset and liability balances for completeness.

•
We evaluated regulatory filings and testimony for any evidence that intervenors are challenging full recovery of the cost of any capital projects or operating costs. If full recovery of project costs is being challenged by intervenors, we evaluated management’s assessment of the probability of a disallowance.

•
We obtained an analysis from management regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery or a future reduction in rates.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 12, 2020
We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
NorthWestern Corporation

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Northwestern Corporation and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 12, 2020, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 12, 2020

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues
Electric	$981,178	$921,093	$1,037,053
Gas	276,732	270,916	268,599
Total Revenues	1,257,910	1,192,009	1,305,652
Operating Expenses
Cost of sales	318,020	272,883	410,349
Operating, general and administrative	318,229	307,119	294,803
Property and other taxes	171,888	171,259	162,614
Depreciation and depletion	172,923	174,476	166,137
Total Operating Expenses	981,060	925,737	1,033,903
Operating Income	276,850	266,272	271,749
Interest Expense, net	(95,068)	(91,988)	(92,263)
Other Income (Expense), net	413	3,966	(3,415)
Income Before Income Taxes	182,195	178,250	176,071
Income Tax Benefit (Expense)	19,925	18,710	(13,368)
Net Income	$202,120	$196,960	$162,703

Average Common Shares Outstanding	50,429	49,985	48,558
Basic Earnings per Average Common Share	$4.01	$3.94	$3.35
Diluted Earnings per Average Common Share	$3.98	$3.92	$3.34

See Notes to Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net Income	$202,120	$196,960	$162,703
Other comprehensive income (loss), net of tax:
Reclassification of net losses on derivative instruments	452	498	371
Postretirement medical liability adjustment	(131)	213	773
Foreign currency translation	(35)	270	(202)
Total Other Comprehensive Income	286	981	942
Comprehensive Income	$202,406	$197,941	$163,645

See Notes to Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$5,145	$7,860
Restricted cash	6,925	7,451
Accounts receivable, net	167,405	162,373
Inventories	53,925	50,815
Regulatory assets	54,432	38,431
Other	13,895	10,755
Total current assets	301,727	277,685
Property, plant, and equipment, net	4,700,924	4,521,318
Goodwill	357,586	357,586
Regulatory assets	484,131	437,581
Other noncurrent assets	66,334	50,206
Total Assets	$5,910,702	$5,644,376
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of finance leases	$2,476	$2,298
Accounts payable	96,690	87,043
Accrued expenses	202,021	216,792
Regulatory liabilities	33,080	40,876
Total current liabilities	334,267	347,009
Long-term finance leases	17,439	19,915
Long-term debt	2,233,281	2,102,345
Deferred income taxes	447,986	394,618
Noncurrent regulatory liabilities	451,483	438,285
Other noncurrent liabilities	387,152	399,822
Total Liabilities	3,871,608	3,701,994
Commitments and Contingencies (Note 18)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 53,999,189 and 50,452,191, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	541	539
Treasury stock at cost	(96,015)	(95,546)
Paid-in capital	1,508,970	1,499,070
Retained earnings	635,246	548,253
Accumulated other comprehensive loss	(9,648)	(9,934)
Total Shareholders' Equity	2,039,094	1,942,382
Total Liabilities and Shareholders' Equity	$5,910,702	$5,644,376

See Notes to Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2019	2018	2017
OPERATING ACTIVITIES:
Net Income	$202,120	$196,960	$162,703
Items not affecting cash:
Depreciation and depletion	172,923	174,476	166,137
Amortization of debt issuance costs, discount and deferred hedge gain	4,648	4,645	4,794
Stock-based compensation costs	8,007	7,683	5,563
Equity portion of allowance for funds used during construction	(5,768)	(4,165)	(5,701)
(Gain) loss on disposition of assets	(188)	87	(415)
Deferred income taxes	(13,864)	(13,189)	12,363
Changes in current assets and liabilities:
Accounts receivable	(5,032)	19,909	(22,726)
Inventories	(3,110)	1,617	(3,226)
Other current assets	(3,140)	1,218	827
Accounts payable	(1,821)	(3,805)	3,615
Accrued expenses	(16,023)	7,862	4,844
Regulatory assets	(16,028)	(554)	12,372
Regulatory liabilities	(7,796)	25,534	(11,019)
Other noncurrent assets	(11,680)	(9,533)	(14,780)
Other noncurrent liabilities	(6,528)	(26,760)	7,387
Cash Provided by Operating Activities	296,720	381,985	322,738
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(316,016)	(283,966)	(276,438)
Acquisitions	—	(18,504)	—
Proceeds from sale of assets	—	71	379
Investment in equity securities	(135)	(2,500)	—
Cash Used in Investing Activities	(316,151)	(304,899)	(276,059)
FINANCING ACTIVITIES:
Dividends on common stock	(115,127)	(109,202)	(101,270)
Proceeds from issuance of common stock, net	—	44,796	53,669
Issuance of long-term debt	150,000	—	250,000
Repayment of long-term debt	—	—	(250,000)
Line of credit (repayments) borrowings, net	(19,000)	308,000	—
(Repayments) issuances of short-term borrowings, net	—	(319,556)	18,745
Treasury stock activity	1,432	2,249	1,083
Financing costs	(1,115)	(91)	(16,382)
Cash Provided by (Used In) Financing Activities	16,190	(73,804)	(44,155)
Net (Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(3,241)	3,282	2,524
Cash, Cash Equivalents, and Restricted Cash, beginning of period	15,311	12,029	9,505
Cash, Cash Equivalents, and Restricted Cash, end of period	$12,070	$15,311	$12,029

See Notes to Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(in thousands, except per share data)

	Number of Common Shares	Number of Treasury Shares	Common Stock	Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 31, 2016	51,958	3,626	$520	$1,384,271	$(95,769)	$396,919	$(9,714)	$1,676,227

Net income	—	—	—	—	—	162,703	—	162,703
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(202)	(202)
Reclassification of net gains on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	371	371
Postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	773	773
Stock based compensation	134	—	—	5,520	(1,979)	—	—	3,541
Issuance of shares	889	(17)	10	55,390	1,372	—	—	56,772
Dividends on common stock ($2.10 per share)	—	—	—	—	—	(101,270)	—	(101,270)
Balance at December 31, 2017	52,981	3,609	$530	$1,445,181	$(96,376)	$458,352	$(8,772)	$1,798,915

Net income	—	—	—	—	—	196,960	—	196,960
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	270	270
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	498	498
Postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	213	213
Reclassification of certain tax effects from AOCL	—	—	—	—	—	2,143	(2,143)	—
Stock based compensation	72	12	—	7,642	(668)	—	—	6,974
Issuance of shares	836	(55)	9	46,247	1,498	—	—	47,754
Dividends on common stock ($2.20 per share)	—	—	—	—	—	(109,202)	—	(109,202)
Balance at December 31, 2018	53,889	3,566	$539	$1,499,070	$(95,546)	$548,253	$(9,934)	$1,942,382

Net income	—	—	—	—	—	202,120	—	202,120
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(35)	(35)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	452	452
Postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	(131)	(131)
Stock based compensation	110	25	2	7,964	(1,657)	—	—	6,309
Issuance of shares	—	(44)	—	1,936	1,188	—	—	3,124
Dividends on common stock ($2.30 per share)	—	—	—	—	—	(115,127)	—	(115,127)
Balance at December 31, 2019	53,999	3,547	$541	$1,508,970	$(96,015)	$635,246	$(9,648)	$2,039,094

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Operations and Basis of Consolidation

NorthWestern Corporation, doing business as NorthWestern Energy, provides electricity and / or natural gas to approximately 734,800 customers in Montana, South Dakota and Nebraska. We have generated and distributed electricity in South Dakota and distributed natural gas in South Dakota and Nebraska since 1923 and have generated and distributed electricity and distributed natural gas in Montana since 2002.

The Consolidated Financial Statements for the periods included herein have been prepared by NorthWestern Corporation (NorthWestern, we or us), pursuant to the rules and regulations of the SEC. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying Consolidated Financial Statements include our accounts together with those of our wholly and majority-owned or controlled subsidiaries. All intercompany balances and transactions have been eliminated from the Consolidated Financial Statements. Events occurring subsequent to December 31, 2019, have been evaluated as to their potential impact to the Consolidated Financial Statements through the date of issuance.

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

Certain long-term purchase power and tolling contracts may be considered variable interests. We have various long-term purchase power contracts with other utilities and certain QF plants. We identified one QF contract that may constitute a VIE. We entered into a power purchase contract in 1984 with this 35 MW coal-fired QF to purchase substantially all of the facility's capacity and electrical output over a substantial portion of its estimated useful life. We absorb a portion of the facility's variability through annual changes to the price we pay per MWH (energy payment). After making exhaustive efforts, we have been unable to obtain the information from the facility necessary to determine whether the facility is a VIE or whether we are the primary beneficiary of the facility. The contract with the facility contains no provision which legally obligates the facility to release this information. We have accounted for this QF contract as an executory contract. Based on the current contract terms with this QF, our estimated gross contractual payments aggregate to approximately $142.4 million through 2024. For further discussion of our gross QF liability, see Note 18 - Commitments and Contingencies. During the years ended December 31, 2019, 2018 and 2017 purchases from this QF were approximately $23.4 million, $25.6 million, and $16.3 million, respectively.

(2) Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for such items as long-lived asset values and impairment charges, long-lived asset useful lives, tax provisions, uncertain tax position reserves, asset retirement obligations, regulatory assets and liabilities, allowances for uncollectible accounts, our QF liability, environmental liabilities, unbilled revenues and actuarially determined benefit costs and liabilities. We revise the recorded estimates when we receive better information or when we can determine actual amounts. Those revisions can affect operating results.

Revenue Recognition

The Company recognizes revenue as customers obtain control of promised goods and services in an amount that reflects consideration expected in exchange for those goods or services. Generally, the delivery of electricity and natural gas results in the transfer of control to customers at the time the commodity is delivered and the amount of revenue recognized is equal to the amount billed to each customer, including estimated volumes delivered when billings have not yet occurred.

Cash Equivalents

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

Restricted cash consists primarily of funds held in trust accounts to satisfy the requirements of certain stipulation agreements and insurance reserve requirements.

Accounts Receivable, Net

Accounts receivable are net of allowances for uncollectible accounts of $2.3 million at December 31, 2019 and December 31, 2018. Receivables include unbilled revenues of $83.3 million and $78.2 million at December 31, 2019 and December 31, 2018, respectively.

Inventories

Inventories are stated at average cost. Inventory consisted of the following (in thousands):

	December 31,
	2019	2018
Materials and supplies	$42,791	$36,926
Storage gas and fuel	11,134	13,889
Total Inventories	$53,925	$50,815

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

Derivative Financial Instruments

We account for derivative instruments in accordance with ASC 815, Derivatives and Hedging. All derivatives are recognized in the Consolidated Balance Sheets at their fair value unless they qualify for certain exceptions, including the normal purchases and normal sales exception. Additionally, derivatives that qualify and are designated for hedge accounting are classified as either hedges of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair-value hedge) or hedges of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash-flow hedge). For fair-value hedges, changes in fair values for both the derivative and the underlying hedged exposure are recognized in earnings each period. For cash-flow hedges, the portion of the derivative gain or loss that is effective in offsetting the change in the cost or value of the underlying exposure is deferred in AOCL and later reclassified into earnings when the underlying transaction occurs. Gains and losses from the ineffective portion of any hedge are recognized in earnings immediately. For other derivative contracts that do not qualify or are not designated for hedge accounting, changes in the fair value of the derivatives are recognized in earnings each period. Cash inflows and outflows related to derivative instruments are included as a component of operating, investing or financing cash flows in the Consolidated Statements of Cash Flows, depending on the underlying nature of the hedged items.

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

Property, Plant and Equipment

Property, plant and equipment are stated at original cost, including contracted services, direct labor and material, AFUDC, and indirect charges for engineering, supervision and similar overhead items. All expenditures for maintenance and repairs of utility property, plant and equipment are charged to the appropriate maintenance expense accounts. A betterment or replacement of a unit of property is accounted for as an addition and retirement of utility plant. At the time of such a retirement, the accumulated provision for depreciation is charged with the original cost of the property retired and also for the net cost of removal. Also included in plant and equipment are assets under finance lease, which are stated at the present value of minimum lease payments.

AFUDC represents the cost of financing construction projects with borrowed funds and equity funds. While cash is not realized currently from such allowance, it is realized under the ratemaking process over the service life of the related property through increased revenues resulting from a higher rate base and higher depreciation expense. The component of AFUDC attributable to borrowed funds is included as a reduction to interest expense, while the equity component is included in other income. This rate averaged 6.9%, 7.1%, and 7.2% for Montana for 2019, 2018, and 2017, respectively. This rate averaged 6.6%, 6.7%, and 7.2% for South Dakota for 2019, 2018, and 2017, respectively. AFUDC capitalized totaled $8.2 million, $5.9 million, and $8.5 million for the years ended December 31, 2019, 2018, and 2017, respectively, for Montana and South Dakota combined.

We record provisions for depreciation at amounts substantially equivalent to calculations made on a straight-line method by applying various rates based on useful lives of the various classes of properties (ranging from 2 years to 96 years) determined from engineering studies. As a percentage of the depreciable utility plant at the beginning of the year, our provision for depreciation of utility plant was approximately 2.8%, 3.0%, and 3.0% for 2019, 2018, and 2017, respectively.

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

Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Pension and other employee benefits	$128,853	$125,809
Future QF obligation, net	92,937	102,260
Customer advances	56,870	50,089
Asset retirement obligations	42,449	40,659
Environmental	27,741	28,741
Other	38,302	52,264
Total Noncurrent Liabilities	$387,152	$399,822

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

Supplemental Cash Flow Information

	Year Ended December 31,
	2019	2018	2017
		(in thousands)
Cash (received) paid for:
Income taxes	$(6,737)	$55	$60
Interest	83,776	76,499	82,692
Significant non-cash transactions:
Capital expenditures included in trade accounts payable	33,473	21,625	15,848

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	December 31,
	2019	2018	2017
Cash and cash equivalents	$5,145	$7,860	$8,473
Restricted cash	6,925	7,451	3,556
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$12,070	$15,311	$12,029

Restricted cash consists primarily of funds held in trust accounts to satisfy the requirements of certain stipulation agreements and insurance reserve requirements.

Accounting Standards Adopted

Leases - In February 2016, revised guidance was issued requiring substantially all leases to be recognized on the balance sheet as right-of-use assets and lease liabilities. Leases with a term of 12 months or less may be excluded from the balance sheet and continue to be reflected in the income statement. Recognition, measurement and presentation of expenses depends on classification as a finance or operating lease.

We adopted this standard on January 1, 2019, using the modified retrospective method of adoption. Adoption of this standard had minimal impact on our Consolidated Financial Statements and disclosures. We elected a package of practical expedients that allow us to carry forward historical conclusions related to (1) whether any expired or existing contract is a lease or contains a lease, (2) the lease classification of any expired or existing leases and easements, and (3) the initial direct costs for any existing leases. In addition, as our easements are entered into in perpetuity, they do not meet the definition of a lease in accordance with this guidance. We did not restate comparative periods upon adoption. We had one finance lease that was already included on our balance sheets prior to adoption of the lease standard, consistent with previous guidance for capital leases. We also lease office equipment and facilities under various long-term operating leases. The recognition of right-of-use assets and lease liabilities for operating leases increased our assets and liabilities in the Consolidated Balance Sheets as follows (in thousands):

	Affected Line Item in the Consolidated Balance Sheets	December 31, 2019
Operating lease assets	Other noncurrent assets	$3,682

Operating lease liabilities, current	Accrued expenses and other	1,379
Operating lease liabilities, noncurrent	Other noncurrent liabilities	2,303
Total operating lease liabilities		$3,682

(3) Regulatory Matters

Montana General Electric Rate Case

In September 2018, we filed an electric rate case with the MPSC requesting an annual increase to electric rates of approximately $34.9 million. The MPSC issued an order approving an interim increase in revenue of approximately $10.5 million effective April 1, 2019. In May 2019, we reached a settlement with all parties who filed comprehensive revenue requirement, cost allocation, and rate design testimony in our Montana electric rate case. The MPSC issued an order in December 2019, accepting the settlement, resulting in an annual increase to electric revenue of approximately $6.5 million (based upon a 9.65% ROE and rate base and capital structure as filed) and an annual decrease in depreciation expense of approximately $9.3 million. Various parties have filed petitions for reconsideration of parts of that December 2019 order, and we expect the MPSC to issue an order on these requests during the first quarter of 2020.

During the year ended December 31, 2019, we recognized revenue of approximately $4.4 million and reduced depreciation expense by approximately $8.9 million in the Consolidated Statements of Income consistent with the proposed settlement above. As of December 31, 2019, we have deferred approximately $2.9 million of the interim revenues. This difference between interim and final approved rates will be refunded to customers.

FERC Filing - In May 2019, we submitted a filing with the FERC for our Montana transmission assets. The revenue requirement associated with our Montana FERC assets is reflected in our Montana MPSC-jurisdictional rates as a credit to retail customers. We expect to submit a compliance filing with the MPSC upon resolution of our Montana FERC case adjusting the proposed credit in our Montana retail rates. In June 2019, the FERC issued an order accepting our filing, granting interim rates (subject to refund) effective July 1, 2019, establishing settlement procedures and terminating our related Tax Cuts and Jobs Act filing. A settlement judge has been appointed and settlement negotiations are ongoing.

Cost Recovery Mechanisms

Montana Electric and Natural Gas Supply Cost Trackers - Each year we submit an electric and natural gas tracker filing for recovery of supply costs for the 12-month period ended June 30. The MPSC reviews such filings and makes its cost recovery determination based on whether or not our supply procurement activities were prudent.

Our electric tracker filings for the 12-month periods ended June 30, 2016 and 2017 were approved in February 2020.

The MPSC approved a new design for our electric tracker effective July 1, 2017. The revised electric tracker, or PCCAM, established a baseline of power supply costs and tracks the differences between the actual costs and revenues. Variances in supply costs above or below the baseline are allocated 90% to customers and 10% to shareholders, with an annual adjustment. The initial design of the PCCAM also included a "deadband" which required us to absorb the variances within +/- $4.1 million from the base, with 90% of the variance above or below the deadband collected from or refunded to customers. In 2019, the Montana legislature revised the statute effective May 7, 2019, prohibiting a deadband, allowing 100% recovery of QF purchases, and maintaining the 90% / 10% sharing ratio for other purchases.

We submitted a filing in September 2019, requesting recovery of costs above the base for the period July 1, 2018 to June 30, 2019, with the under recovery being collected over the 12-month period October 1, 2019 through September 30, 2020. The MPSC established a procedural schedule with a hearing scheduled for May 2020. The Consolidated Statements of Income during the twelve months ended December 31, 2019, include recovery of approximately $4.6 million of electric supply costs consistent with the change in statute removing the deadband and removing QF costs from the 90% / 10% sharing calculation. Our cumulative under collection of electric supply costs reflected in the filing was approximately $23.8 million. As of December 31, 2019, approximately $19.4 million was reflected in regulatory assets in the Consolidated Balance Sheets.

Montana Property Tax Tracker - Under Montana law, we are allowed to track the changes in the actual level of state and local taxes and fees and recover the increase in taxes and fees, net of the associated income tax benefit. We submit an annual property tax tracker filing with the MPSC for an automatic rate adjustment, with rates typically effective January 1st of each year. In January 2020, we filed a motion with the MPSC to suspend the procedural schedule and vacate the hearing established to consider our December 2019 filing, due to the need to make a correction requiring an amended filing. We expect to amend the filing in February 2020. The MPSC has 45 days from the date of our amended filing to review the rate adjustment.

Montana QF Power Purchase Cases

Under PURPA, electric utilities are required, with certain exceptions, to purchase energy and capacity from independent power producers that are QFs. We track the costs of these purchases through our PCCAM. These purchases are also the subject of proceedings before the MPSC, whose orders are subject to judicial review by Montana state courts.

In May 2016, we filed our biennial update of standard rates for small QFs (3 MW or less). In November 2017, the MPSC approved new, lower rates, reduced the maximum contract term from 25 to 15 years, and ordered that it would apply the same 15-year contract term to our future owned and contracted electric supply resources (Symmetry Finding). We sought judicial review with the Montana State District Court (District Court) of the Symmetry Finding. Cypress Creek Renewables, LLC, Vote Solar, and Montana Environmental Information Center, sought judicial review with the District Court of the rates and contract term.

The District Court reversed and modified the MPSC’s decisions on rates, contract term, and the Symmetry Finding. We appealed the District Court’s order regarding rates and contract term to the Montana Supreme Court. The MPSC did not appeal the District Court’s Symmetry Finding. The Montana Supreme Court granted our motion to stay the District Court’s decisions regarding rates and contract term. The matter is fully briefed and the Montana Supreme Court has scheduled oral argument in the case for February 26, 2020.

The MPSC also issued the same Symmetry Finding in another docket when setting the rates and contract term for a large QF - MT Sun, LLC (MTSun). We, as well as MTSun, sought judicial review of the MPSC’s order. The District Court reversed and modified the MPSC’s order regarding rates, contract length, and the Symmetry Finding. We appealed the District Court’s order to the Montana Supreme Court on the issues of rates and contract length, and the MPSC did not appeal the District Court’s reversal of the Symmetry Finding. Briefing on the matter is complete and we are awaiting a decision from the Montana Supreme Court.

Montana Community Renewable Energy Projects (CREP)

We were required to acquire, as of December 31, 2019, approximately 66 MW of CREPs. While we have made progress towards meeting this obligation by acquiring approximately 36 MW of CREPs, we have been unable to acquire the remaining MWs required for various reasons, including the fact that proposed projects fail to qualify as CREPS or do not meet the statutory cost cap. The MPSC granted us waivers for 2012 through 2016. The validity of the MPSC's action as it relates to waivers granted for 2015 and 2016 has been challenged legally and briefing is currently taking place before the Montana Supreme Court. We expect to file waiver requests for 2017, 2018, and 2019 as well, after resolution of that litigation. If the Court rules that the 2015 and 2016 waivers were invalid or if the requested waivers for 2017 through 2019 are not granted, we may be liable for penalties, although we believe the statutory penalty for failure to acquire sufficient energy does not apply to the acquisition of CREP resources. If the MPSC imposes a penalty, the amount of the penalty would depend on how the MPSC calculates the energy that a CREP would have produced.

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

	Note Reference	Remaining Amortization Period	December 31,
			2019	2018
			(in thousands)
Income taxes	12	Plant Lives	$277,434	$230,434
Pension	14	Undetermined	132,000	130,193
Deferred financing costs		Various	31,089	34,080
Employee related benefits	14	Undetermined	18,622	19,458
Supply costs		1 Year	35,454	10,532
State & local taxes & fees		Various	7,146	15,532
Environmental clean-up	18	Various	11,179	11,221
Other		Various	25,639	24,562
Total Regulatory Assets			$538,563	$476,012
Removal cost	6	Various	$442,129	$428,528
Tax Cut and Jobs Act		1 Year	—	20,497
Supply costs		1 Year	14,226	15,453
Gas storage sales		20 Years	8,307	8,728
Rates subject to refund		1 Year	14,177	—
State & local taxes & fees		1 Year	1,846	1,747
Environmental clean-up		Various	1,181	1,247
Other		Various	2,697	2,961
Total Regulatory Liabilities			$484,563	$479,161

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

Rates Subject to Refund

In June 2019, in response to a filing associated with our Montana transmission assets, FERC granted an interim rate increase, effective July 1, 2019. Also, in our Montana general electric rate case, the MPSC granted an interim rate increase, effective April 1, 2019. See Note 3 - Regulatory Matters, for further information regarding these dockets.

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

Tax Cut and Jobs Act

The Tax Cuts and Jobs Act provided a customer benefit as a result of the lower statutory rate. This amount reflects amounts credited to customers in our Montana jurisdiction in the first quarter of 2019.

Gas Storage Sales

A regulatory liability was established in 2000 and 2001 based on gains on cushion gas sales in Montana. This gain is being flowed to customers over a period that matches the depreciable life of surface facilities that were added to maintain deliverability from the field after the withdrawal of the gas. This regulatory liability is a reduction of rate base.

(5) Property, Plant and Equipment

The following table presents the major classifications of our property, plant and equipment (in thousands):

	Estimated Useful Life	December 31,
		2019	2018
	(years)	(in thousands)
Land, land rights and easements	50 – 96	$156,069	$149,636
Building and improvements	23 – 73	278,164	264,205
Transmission, distribution, and storage	15 – 85	3,569,141	3,341,001
Generation	23 – 71	1,222,796	1,193,117
Plant acquisition adjustment (1)	25 – 50	686,328	686,328
Other	2 – 45	545,009	541,741
Construction work in process	–—	96,421	110,076
Total property, plant and equipment		6,553,928	6,286,104
Less accumulated depreciation		(1,853,004)	(1,764,786)
Net property, plant and equipment		$4,700,924	$4,521,318

___________________________

(1) The plant acquisition adjustment balance above includes our Beethoven wind project acquired in 2015, our hydro generating assets acquired in 2014, and the inclusion of our interest in Colstrip Unit 4 in rate base in 2009. The acquisition adjustment is amortized on a straight-line basis over the estimated remaining useful life of each related asset in depreciation expense.

Net plant and equipment under finance lease were $13.3 million and $15.4 million as of December 31, 2019 and 2018, respectively, which included $13.1 million and $15.1 million as of December 31, 2019 and 2018, respectively, related to a long-term power supply contract with the owners of a natural gas fired peaking plant, which has been accounted for as a finance lease.

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

Information relating to our ownership interest in these facilities is as follows (in thousands):

	Big Stone (SD)	Neal #4 (IA)	Coyote (ND)	Colstrip Unit 4 (MT)
December 31, 2019
Ownership percentages	23.4%	8.7%	10.0%	30.0%
Plant in service	$155,662	$62,565	$52,448	$311,399
Accumulated depreciation	40,988	32,853	38,310	97,563
December 31, 2018
Ownership percentages	23.4%	8.7%	10.0%	30.0%
Plant in service	$155,359	$60,758	$50,325	$309,163
Accumulated depreciation	42,235	31,542	37,955	88,985

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

Our AROs relate to the reclamation and removal costs at our jointly-owned coal-fired generation facilities, U.S. Department of Transportation requirements to cut, purge and cap retired natural gas pipeline segments, our obligation to plug and abandon oil and gas wells at the end of their life, and to remove all above-ground wind power facilities and restore the soil surface at the end of their life. The following table presents the change in our gross conditional ARO (in thousands):

	December 31,
	2019	2018
Liability at January 1,	$40,659	$39,286
Accretion expense	2,051	2,031
Liabilities incurred	—	773
Liabilities settled	(46)	(63)
Revisions to cash flows	(215)	(1,368)
Liability at December 31,	$42,449	$40,659

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

We collect removal costs in rates for certain transmission and distribution assets that do not have associated AROs. Generally, the accrual of future non-ARO removal obligations is not required; however, long-standing ratemaking practices approved by applicable state and federal regulatory commissions have allowed provisions for such costs in historical depreciation rates. The recorded amounts of costs collected from customers through depreciation rates are classified as a regulatory liability in recognition of the fact that we have collected these amounts that will be used in the future to fund asset retirement costs and do not represent legal retirement obligations. See Note 4 - Regulatory Assets and Liabilities for removal costs recorded as regulatory liabilities on the Consolidated Balance Sheets as of December 31, 2019 and 2018.

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

Goodwill by segment is as follows (in thousands):

	December 31,
	2019	2018
Electric	$243,558	$243,558
Natural gas	114,028	114,028
Total Goodwill	$357,586	$357,586

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

Normal Purchases and Normal Sales

We have applied the NPNS scope exception to our contracts involving the physical purchase and sale of gas and electricity at fixed prices in future periods. During our normal course of business, we enter into full-requirement energy contracts, power purchase agreements and physical capacity contracts, which qualify for NPNS. All of these contracts are accounted for using the accrual method of accounting; therefore, there were no unrealized amounts recorded in the Consolidated Financial Statements at December 31, 2019 and 2018. Revenues and expenses from these contracts are reported on a gross basis in the appropriate revenue and expense categories as the commodities are received or delivered.

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

Cash Flow Hedges	Location of Amount Reclassified from AOCL to Income	Amount Reclassified from AOCL into Income during the Year Ended December 31, 2019
Interest rate contracts	Interest Expense	$613

A pre-tax loss of approximately $15.2 million is remaining in AOCL as of December 31, 2019, and we expect to reclassify approximately $0.6 million of pre-tax losses from AOCL into interest expense during the next twelve months. These amounts relate to terminated swaps.

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

We classify assets and liabilities within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement of each individual asset and liability taken as a whole. Due to the short-term nature of cash and cash equivalents, accounts receivable, net, accounts payable, and short-term borrowings, the carrying amount of each such items approximates fair value. The table below sets forth by level within the fair value hierarchy the gross components of our assets and liabilities measured at fair value on a recurring basis. NPNS transactions are not included in the fair values by source table as they are not recorded at fair value. See Note 8 - Risk Management and Hedging Activities for further discussion.

We record transfers between levels of the fair value hierarchy, if necessary, at the end of the reporting period. There were no transfers between levels for the periods presented.

December 31, 2019	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Margin Cash Collateral Offset	Total Net Fair Value
	(in thousands)
Restricted cash equivalents	$5,699	$—	$—	$—	$5,699
Rabbi trust investments	29,288	—	—	—	29,288
Total	$34,987	$—	$—	$—	$34,987

December 31, 2018
Restricted cash equivalents	$6,669	$—	$—	$—	$6,669
Rabbi trust investments	$22,270	—	—	—	22,270
Total	$28,939	$—	$—	$—	$28,939

Restricted cash equivalents represents amounts held in money market mutual funds. Rabbi trust investments represent assets held for non-qualified deferred compensation plans, which consist of our common stock and actively traded mutual funds with quoted prices in active markets.

Financial Instruments

The estimated fair value of financial instruments is summarized as follows (in thousands):

	December 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt	$2,233,281	$2,416,814	$2,102,345	$2,117,912

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

(10) Unsecured Revolving Line of Credit

Unsecured Revolving Line of Credit

We have a $400 million revolving credit facility, which matures December 12, 2021. The facility includes an accordion feature that allows us to increase the size to $450 million with the consent of the lenders. The facility does not amortize and is unsecured. The facility bears interest at the lower of prime plus a credit spread, ranging from 0% to 0.75%, or available rates tied to the Eurodollar rate plus a credit spread, ranging from 0.88% to 1.75%. A total of eight banks participate in the facility, with no one bank providing more than 16% of the total availability. In addition, on March 27, 2018, we entered into a $25 million revolving credit facility, maturing March 27, 2021, to provide swingline borrowing capability. The $25 million revolving credit facility bears interest at the lower of prime plus a credit spread of 0.13%, or available rates tied to the Eurodollar rate plus a credit spread of 0.65%. Commitment fees for the unsecured revolving lines of credit were $0.3 million and $0.4 million for the years ended December 31, 2019 and 2018.

The availability under the facilities in place for the years ended December 31 is shown in the following table (in millions):

	2019	2018
Unsecured revolving line of credit, expiring December 2021	$400.0	$400.0
Unsecured revolving line of credit, expiring March 2021	25.0	25.0
	425.0	425.0

Amounts outstanding at December 31:
Eurodollar borrowings	289.0	308.0
Letters of credit	—	0.2
	289.0	308.2

Net availability as of December 31	$136.0	$116.8

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

(11) Long-Term Debt and Finance Leases

Long-term debt and finance leases consisted of the following (in thousands):

		December 31,
	Due	2019	2018
Unsecured Debt:
Unsecured Revolving Line of Credit	2021	$289,000	$290,000
Unsecured Revolving Line of Credit	2021	—	18,000
Secured Debt:
Mortgage bonds—
South Dakota—5.01%	2025	64,000	64,000
South Dakota—4.15%	2042	30,000	30,000
South Dakota—4.30%	2052	20,000	20,000
South Dakota—4.85%	2043	50,000	50,000
South Dakota—4.22%	2044	30,000	30,000
South Dakota—4.26%	2040	70,000	70,000
South Dakota—2.80%	2026	60,000	60,000
South Dakota—2.66%	2026	45,000	45,000
Montana—5.71%	2039	55,000	55,000
Montana—5.01%	2025	161,000	161,000
Montana—4.15%	2042	60,000	60,000
Montana—4.30%	2052	40,000	40,000
Montana—4.85%	2043	15,000	15,000
Montana—3.99%	2028	35,000	35,000
Montana—4.176%	2044	450,000	450,000
Montana—3.11%	2025	75,000	75,000
Montana—4.11%	2045	125,000	125,000
Montana—4.03%	2047	250,000	250,000
Montana—3.98%	2049	150,000	—
Pollution control obligations—
Montana—2.00%	2023	144,660	144,660
Other Long Term Debt:
New Market Tax Credit Financing—1.146%	2046	26,977	26,977
Discount on Notes and Bonds and Debt Issuance Costs, Net	—	(12,356)	(12,292)
		$2,233,281	$2,102,345
Less current maturities		—	—
Total Long-Term Debt		$2,233,281	$2,102,345

Finance Leases:
Total Finance Leases	Various	$19,915	$22,213
Less current maturities		(2,476)	(2,298)
Total Long-Term Finance Leases		$17,439	$19,915

Secured Debt

First Mortgage Bonds and Pollution Control Obligations

The South Dakota First Mortgage Bonds are a series of general obligation bonds issued under our South Dakota indenture. These bonds are secured by substantially all of our South Dakota and Nebraska electric and natural gas assets.

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

As of December 31, 2019, we were in compliance with our financial debt covenants.

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

Maturities of Long-Term Debt

The aggregate minimum principal maturities of long-term debt and finance leases, during the next five years are $2.5 million in 2020, $291.7 million in 2021, $2.9 million in 2022, $147.8 million in 2023 and $3.3 million in 2024.

(12) Income Taxes

Income tax (benefit) expense is comprised of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Federal
Current	$(6,076)	$(5,526)	$806
Deferred	(15,169)	(15,588)	17,378
Investment tax credits	(12)	(33)	166
State
Current	27	38	33
Deferred	1,305	2,399	(5,015)
Income Tax (Benefit) Expense	$(19,925)	$(18,710)	$13,368

Our effective tax rate typically differs from the federal statutory tax rate primarily due to the regulatory impact of flowing through the federal and state tax benefit of repairs deductions, state tax benefit of accelerated tax depreciation deductions

(including bonus depreciation when applicable) and production tax credits. The lower federal statutory tax rate in 2019 and 2018 reduces the impact of these deductions as compared with 2017. The regulatory accounting treatment of these deductions requires immediate income recognition for temporary tax differences of this type, which is referred to as the flow-through method. When the flow-through method of accounting for temporary differences is reflected in regulated revenues, we record deferred income taxes and establish related regulatory assets and liabilities.

The following table reconciles our effective income tax rate to the federal statutory rate:

	Year Ended December 31,
	2019	2018	2017
Federal statutory rate	21.0%	21.0%	35.0%
State income tax, net of federal provisions	0.7	0.9	(1.9)
Recognition of unrecognized tax benefit	(12.5)	—	—
Flow-through repairs deductions	(10.8)	(10.8)	(17.3)
Production tax credits	(6.3)	(6.1)	(6.3)
Plant and depreciation of flow through items	(2.2)	(1.2)	(1.3)
Amortization of excess DIT	(0.9)	(2.1)	—
Impact of Tax Cuts and Jobs Act	(0.1)	(11.1)	—
Prior year permanent return to accrual adjustments	0.3	(1.7)	(0.3)
Other, net	(0.1)	0.6	(0.3)
Effective tax rate	(10.9)%	(10.5)%	7.6%

The table below summarizes the significant differences in income tax (benefit) expense based on the differences between our effective tax rate and the federal statutory rate (in thousands).

	Year Ended December 31,
	2019	2018	2017
Income Before Income Taxes	$182,195	$178,250	$176,071

Income tax calculated at federal statutory rate	38,261	37,433	61,625

Permanent or flow through adjustments:
State income, net of federal provisions	1,251	1,613	(3,258)
Recognition of unrecognized tax benefit	(22,825)	—	—
Flow-through repairs deductions	(19,706)	(19,323)	(30,490)
Production tax credits	(11,483)	(10,890)	(11,032)
Plant and depreciation of flow through items	(3,952)	(2,175)	(2,208)
Amortization of excess DIT	(1,688)	(3,731)	—
Impact of Tax Cuts and Jobs Act	(198)	(19,840)	—
Prior year permanent return to accrual adjustments	559	(2,978)	(629)
Other, net	(144)	1,181	(640)
	(58,186)	(56,143)	(48,257)

Income Tax (Benefit) Expense	$(19,925)	$(18,710)	$13,368

The income tax benefit during the twelve months ended December 31, 2019, reflects the release of approximately $22.8 million of unrecognized tax benefits, including approximately $2.7 million of accrued interest and penalties, net of tax, due to the lapse of statutes of limitation in the second quarter of 2019. The income tax benefit during the twelve months ended December 31, 2018, includes finalization of the remeasurement of deferred income taxes associated with the Tax Cuts and Jobs Act following the conclusion of the associated regulatory dockets.

The components of the net deferred income tax liability recognized in our Consolidated Balance Sheets are related to the following temporary differences (in thousands):

	December 31,
	2019	2018
Production tax credit	$50,440	$38,956
Pension / postretirement benefits	30,041	30,634
Customer advances	14,975	13,190
Compensation accruals	13,163	11,885
NOL carryforward	10,050	28,326
Unbilled revenue	9,820	12,305
Reserves and accruals	7,069	1,100
Environmental liability	5,938	5,810
Interest rate hedges	3,956	4,074
AMT credit carryforward	3,400	6,799
Other, net	1,801	1,353
Deferred Tax Asset	150,653	154,432
Excess tax depreciation	(393,287)	(371,216)
Goodwill amortization (1)	(82,595)	(81,104)
Flow through depreciation	(71,679)	(57,456)
Regulatory assets and other (1)	(51,078)	(39,274)
Deferred Tax Liability	(598,639)	(549,050)
Deferred Tax Liability, net	$(447,986)	$(394,618)

___________________________

(1) The presentation of the December 31, 2018, deferred tax liabilities has been corrected to reflect a decrease of $38.3 million in deferred tax liabilities from goodwill amortization and a corresponding increase in deferred tax liabilities from regulatory assets and other related to amortization of intangible assets. This correction in presentation had no effect on income tax expense (benefit), or net income, or the presentation of deferred taxes on the consolidated balance sheets.

At December 31, 2019 our total federal NOL carryforward was approximately $181.9 million prior to consideration of unrecognized tax benefits. If unused, our federal NOL carryforwards will expire as follows: $103.7 million in 2036 and $78.2 million in 2037. Our state NOL carryforward as of December 31, 2019 was approximately $121.4 million. If unused, our state NOL carryforwards will expire as follows: $60.3 million in 2023 and $61.1 million in 2024. We believe it is more likely than not that sufficient taxable income will be generated to utilize these NOL carryforwards.

Uncertain Tax Positions

We recognize tax positions that meet the more-likely-than-not threshold as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The change in unrecognized tax benefits is as follows (in thousands):

	2019	2018	2017
Unrecognized Tax Benefits at January 1	$56,150	$57,473	$88,429
Gross increases - tax positions in prior period	539	—	—
Gross decreases - tax positions in prior period	—	—	(22,973)
Gross increases - tax positions in current period	—	338	—
Gross decreases - tax positions in current period	(1,489)	(1,661)	(7,983)
Lapse of statute of limitations	(20,115)	—	—
Unrecognized Tax Benefits at December 31	$35,085	$56,150	$57,473

The reduction in unrecognized tax benefits during the twelve months ended December 31, 2017 reflects the effect of the lower statutory rate in the Tax Cuts and Jobs Act. Our unrecognized tax benefits include approximately $28.0 million and $47.5 million related to tax positions as of December 31, 2019 and 2018, respectively that, if recognized, would impact our annual effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitation within the next twelve months.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As discussed above, during the twelve months ended December 31, 2019, we released $2.7 million of accrued interest in the Consolidated Statements of Income. As of December 31, 2019, we did not have any amounts accrued for the payment of interest and penalties. During the year ended December 31, 2018, we recognized $1.2 million of expense for interest and penalties in the Consolidated Statements of Income. As of December 31, 2018, we had $2.7 million of interest accrued in the Consolidated Balance Sheets.

Tax years 2016 and forward remain subject to examination by the IRS and state taxing authorities. In addition, the available federal net operating loss carryforward may be reduced by the IRS for losses originating in certain tax years from 2002 forward.

(13) Comprehensive Income (Loss)

The following tables display the components of Other Comprehensive Income (Loss), after-tax, and the related tax effects (in thousands):

	December 31,
	2019			2018			2017
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation adjustment	$(35)	$—	$(35)	$270	$—	$270	$(202)	$—	$(202)
Reclassification of net income (loss) on derivative instruments	614	(162)	452	614	(116)	498	613	(242)	371
Postretirement medical liability adjustment	(175)	44	(131)	346	(133)	213	1,257	(484)	773
Other comprehensive income (loss)	$404	$(118)	$286	$1,230	$(249)	$981	$1,668	$(726)	$942

Balances by classification included within AOCL on the Consolidated Balance Sheets are as follows, net of tax (in thousands):

	December 31,
	2019	2018
Foreign currency translation	$1,413	$1,448
Derivative instruments designated as cash flow hedges	(11,181)	(11,633)
Postretirement medical plans	120	251
Accumulated other comprehensive loss	$(9,648)	$(9,934)

The following table displays the changes in AOCL by component, net of tax (in thousands):

		December 31, 2019
		Year Ended
	Affected Line Item in the Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(11,633)	$251	$1,448	$(9,934)
Other comprehensive income before reclassifications		—	—	(35)	(35)
Amounts reclassified from AOCL	Interest Expense	452	—	—	452
Amounts reclassified from AOCL		—	(131)	—	(131)
Net current-period other comprehensive income (loss)		452	(131)	(35)	286
Ending Balance		$(11,181)	$120	$1,413	$(9,648)

		December 31, 2018
		Year Ended
	Affected Line Item in the Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(9,981)	$31	$1,178	$(8,772)
Other comprehensive income before reclassifications		—	—	270	270
Amounts reclassified from AOCL	Interest Expense	498	—	—	498
Amounts reclassified from AOCL		—	213	—	213
Net current-period other comprehensive income		498	213	270	981
Reclassification of certain tax effects from AOCL		(2,150)	7	—	(2,143)
Ending Balance		$(11,633)	$251	$1,448	$(9,934)

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

Benefit Obligation and Funded Status

Following is a reconciliation of the changes in plan benefit obligations and fair value of plan assets, and a statement of the funded status (in thousands):

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2019	2018	2019	2018
Change in benefit obligation:
Obligation at beginning of period	$649,626	$696,796	$20,611	$22,921
Service cost	9,637	11,776	331	398
Interest cost	26,488	24,420	609	578
Actuarial loss (gain)	83,364	(53,496)	997	(1,903)
Settlements	(4,065)	—	390	390
Benefits paid	(29,486)	(29,870)	(2,666)	(1,773)
Benefit Obligation at End of Period	$735,564	$649,626	$20,272	$20,611
Change in Fair Value of Plan Assets:
Fair value of plan assets at beginning of period	$525,310	$586,508	$18,670	$20,380
Return on plan assets	107,041	(40,528)	3,805	(866)
Employer contributions	10,200	9,200	1,670	929
Settlements	(4,065)	—	—	—
Benefits paid	(29,486)	(29,870)	(2,666)	(1,773)
Fair value of plan assets at end of period	$609,000	$525,310	$21,479	$18,670
Funded Status	$(126,564)	$(124,316)	$1,207	$(1,941)

Amounts Recognized in the Balance Sheet Consist of:
Noncurrent asset	4,333	2,672	7,783	4,565
Total Assets	4,333	2,672	7,783	4,565
Current liability	(11,401)	—	(2,113)	(2,271)
Noncurrent liability	(119,496)	(126,988)	(4,463)	(4,235)
Total Liabilities	(130,897)	(126,988)	(6,576)	(6,506)
Net amount recognized	$(126,564)	$(124,316)	$1,207	$(1,941)

Amounts Recognized in Regulatory Assets Consist of:
Prior service credit	—	—	5,890	7,922
Net actuarial (loss) gain	(111,449)	(116,425)	259	(1,910)
Amounts recognized in AOCL consist of:
Prior service cost	—	—	(397)	(548)
Net actuarial gain	—	—	934	1,260
Total	$(111,449)	$(116,425)	$6,686	$6,724

The actuarial gain/loss is primarily due to the change in discount rate assumption and actual asset returns compared with expected amounts.

The total projected benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were as follows (in millions):

	NorthWestern Energy Pension Plan
	December 31,
	2019	2018
Projected benefit obligation	$675.5	$592.5
Accumulated benefit obligation	675.5	592.5
Fair value of plan assets	545.8	466.7
 ____________________
As of December 31, 2019, the fair value of the NorthWestern Corporation pension plan assets exceed the total projected and accumulated benefit obligation and are therefore excluded from this table.

Net Periodic Cost (Credit)

The components of the net costs (credits) for our pension and other postretirement plans are as follows (in thousands):

	Pension Benefits			Other Postretirement Benefits
	December 31,			December 31,
	2019	2018	2017	2019	2018	2017
Components of Net Periodic Benefit Cost
Service cost	$9,637	$11,776	$10,994	$331	$398	$456
Interest cost	26,488	24,420	25,633	609	578	715
Expected return on plan assets	(25,443)	(28,207)	(23,964)	(869)	(954)	(846)
Amortization of prior service cost (credit)	—	4	4	(1,882)	(1,882)	(1,882)
Recognized actuarial loss (gain)	6,544	4,360	7,837	(96)	(79)	318
Settlement loss recognized	198	—	—	390	390	390
Net Periodic Benefit Cost (Credit)	$17,424	$12,353	$20,504	$(1,517)	$(1,549)	$(849)

Regulatory deferral of net periodic benefit cost (1)	(7,510)	(4,057)	(11,751)	—	—	—
Previously deferred costs recognized (1)	728	243	724	931	913	1,153
Amount Recognized in Income	$10,642	$8,539	$9,477	$(586)	$(636)	$304

Income Statement Presentation
Operating, general and administrative expense	2,125	7,719	(757)	331	398	457
Other income (expense), net	8,517	820	10,234	(917)	(1,034)	(153)
Amount Recognized in Income	$10,642	$8,539	$9,477	$(586)	$(636)	$304

___________________________
(1) Net periodic benefit costs for pension and postretirement benefit plans are recognized for financial reporting based on the authorization of each regulatory jurisdiction in which we operate. A portion of these costs are recorded in regulatory assets and recognized in the Consolidated Statements of Income as those costs are recovered through customer rates.

For purposes of calculating the expected return on pension plan assets, the market-related value of assets is used, which is based upon fair value. The difference between actual plan asset returns and estimated plan asset returns are amortized equally over a period not to exceed five years.

Actuarial Assumptions

The measurement dates used to determine pension and other postretirement benefit measurements for the plans are December 31, 2019 and 2018. The actuarial assumptions used to compute net periodic pension cost and postretirement benefit cost are based upon information available as of the beginning of the year, specifically, market interest rates, past experience and management's best estimate of future economic conditions. Changes in these assumptions may impact future benefit costs and obligations. In computing future costs and obligations, we must make assumptions about such things as employee mortality and turnover, expected salary and wage increases, discount rate, expected return on plan assets, and expected future cost increases. Two of these assumptions have the most impact on the level of cost: (1) discount rate and (2) expected rate of return on plan assets.

On an annual basis, we set the discount rate using a yield curve analysis. This analysis includes constructing a hypothetical bond portfolio whose cash flow from coupons and maturities matches the year-by-year, projected benefit cash flow from our plans. The decrease in discount rate during 2019 increased our projected benefit obligation by approximately $87.6 million.

In determining the expected long-term rate of return on plan assets, we review historical returns, the future expectations for returns for each asset class weighted by the target asset allocation of the pension and postretirement portfolios, and long-term inflation assumptions. Based on the target asset allocation for our pension assets and future expectations for asset returns, we decreased our long term rate of return on assets assumption for NorthWestern Energy Pension Plan to 4.49% and decreased our assumption on the NorthWestern Corporation Pension Plan to 3.45% for 2020.

The weighted-average assumptions used in calculating the preceding information are as follows:

	Pension Benefits			Other Postretirement Benefits
	December 31,			December 31,
	2019	2018	2017	2019	2018	2017
Discount rate	3.10-3.20%	4.15-4.20%	3.50-3.60%	2.80%	3.90-3.95%	3.20-3.30%
Expected rate of return on assets	4.23-5.06	4.47-4.97	4.70	4.79	4.82	4.70
Long-term rate of increase in compensation levels (non-union)	2.84	2.84	2.89	2.84	2.84	2.89
Long-term rate of increase in compensation levels (union)	2.00	2.03	2.03	2.00	2.03	2.03
Interest crediting rate	3.60-6.00	4.00-6.00	4.00-6.00	N/A	N/A	N/A

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

	NorthWestern Energy Pension		NorthWestern Corporation Pension		NorthWestern Energy Health and Welfare
	December 31,		December 31,		December 31,
	2019	2018	2019	2018	2019	2018
Domestic debt securities	55.0%	55.0%	80.0%	75.0%	40.0%	40.0%
International debt securities	4.0	4.0	2.0	2.5	—	—
Domestic equity securities	16.5	16.5	7.2	9.0	50.0	50.0
International equity securities	24.5	24.5	10.8	13.5	10.0	10.0

The actual allocation by plan is as follows:

	NorthWestern Energy Pension		NorthWestern Corporation Pension		NorthWestern Energy Health and Welfare
	December 31,		December 31,		December 31,
	2019	2018	2019	2018	2019	2018
Cash and cash equivalents	—%	0.1%	0.9%	—%	1.0%	1.0%
Domestic debt securities	53.8	57.5	77.0	81.3	37.8	40.8
International debt securities	4.0	4.4	2.6	2.6	—	—
Domestic equity securities	16.8	15.0	8.1	6.3	52.4	49.1
International equity securities	25.4	23.0	11.4	9.8	8.8	9.1
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

Our plan assets are primarily invested in common collective trusts (CCTs), which are invested in equity and fixed income securities. In accordance with our investment policy, these pooled investment funds must have an adequate asset base relative to their asset class and be invested in a diversified manner and have a minimum of three years of verified investment performance experience or verified portfolio manager investment experience in a particular investment strategy and have management and oversight by an investment advisor registered with the SEC. Investments in a collective investment vehicle are valued by multiplying the investee company’s net asset value per share with the number of units or shares owned at the valuation date. Net asset value per share is determined by the trustee. Investments held by the CCT, including collateral invested for securities on loan, are valued on the basis of valuations furnished by a pricing service approved by the CCT’s investment manager, which determines valuations using methods based on quoted closing market prices on national securities exchanges, or at fair value as determined in good faith by the CCT’s investment manager if applicable. The funds do not contain any redemption restrictions. The direct holding of NorthWestern Corporation stock is not permitted; however, any holding in a diversified mutual fund or collective investment fund is permitted. During 2019, due to proposed changes in the John Hancock participating group annuity contract held by the NorthWestern Corporation plan, we elected to discontinue the contract effective January 1, 2020.

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

Due to the regulatory treatment of pension costs in Montana, pension expense for 2019, 2018 and 2017 was based on actual contributions to the plan. Annual contributions to each of the pension plans are as follows (in thousands):

	2019	2018	2017
NorthWestern Energy Pension Plan (MT)	$9,000	$8,000	$8,000
NorthWestern Corporation Pension Plan (SD and NE)	1,200	1,200	1,200
	$10,200	$9,200	$9,200

We estimate the plans will make future benefit payments to participants as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
2020	$33,310	$3,025
2021	34,823	2,934
2022	36,154	2,501
2023	37,605	2,337
2024	39,084	1,843
2025-2029	207,765	5,851

Defined Contribution Plan

Our defined contribution plan permits employees to defer receipt of compensation as provided in Section 401(k) of the Internal Revenue Code. Under the plan, employees may elect to direct a percentage of their gross compensation to be contributed to the plan. We contribute various percentage amounts of the employee's gross compensation contributed to the plan. Matching contributions for the years ended December 31, 2019, 2018 and 2017 were $11.0 million, $10.6 million, and $10.0 million, respectively.

(15) Stock-Based Compensation

We grant stock-based awards through our Amended and Restated Equity Compensation Plan (ECP), which includes restricted stock awards and performance share awards. As of December 31, 2019, there were 750,205 shares of common stock remaining available for grants. The remaining vesting period for awards previously granted ranges from one to five years if the service and/or performance requirements are met. Nonvested shares do not receive dividend distributions. The long-term incentive plan provides for accelerated vesting in the event of a change in control.

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

	2019	2018
Risk-free interest rate	2.47%	2.30%
Expected life, in years	3	3
Expected volatility	16.4% to 20.9%	16.5% to 21.9%
Dividend yield	3.5%	4.2%

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

A summary of nonvested shares as of and changes during the year ended December 31, 2019, are as follows:

	Performance Unit Awards
	Shares	Weighted-Average Grant-Date Fair Value
Beginning nonvested grants	197,703	$47.99
Granted	73,366	60.41
Vested	(86,712)	47.99
Forfeited	(6,112)	51.12
Remaining nonvested grants	178,245	$53.00

We recognized compensation expense of $6.5 million, $6.3 million, and $3.9 million for the years ended December 31, 2019, 2018, and 2017, respectively, and related income tax expense of $0.2 million, $0.3 million, and $0.4 million for the years ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019, we had $4.9 million of unrecognized compensation cost related to the nonvested portion of outstanding awards, which is reflected as nonvested stock as a portion of additional paid in capital in our Statements of Common Shareholders' Equity. The cost is expected to be recognized over a weighted-average period of 2 years. The total fair value of shares vested was $4.2 million, $4.2 million, and $3.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

A summary of nonvested shares as of and changes during the year ended December 31, 2019, are as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Beginning nonvested grants	73,391	$48.19
Granted	13,425	60.73
Vested	(13,958)	43.79
Forfeited	—	—
Remaining nonvested grants	72,858	$51.35

Director's Deferred Compensation

Nonemployee directors may elect to defer up to 100% of any qualified compensation that would be otherwise payable to him or her, subject to compliance with our 2005 Deferred Compensation Plan for Nonemployee Directors and Section 409A of the Internal Revenue Code. The deferred compensation may be invested in NorthWestern stock or in designated investment funds. Compensation deferred in a particular month is recorded as a deferred stock unit (DSU) on the first of the following month based on the closing price of NorthWestern stock or the designated investment fund. The DSUs are marked-to-market on a quarterly basis with an adjustment to director’s compensation expense. Based on the election of the nonemployee director, following separation from service on the Board, other than on account of death, he or she shall be paid a distribution either in a lump sum or in approximately equal installments over a designated number of years (not to exceed 10 years). During the years ended December 31, 2019, 2018 and 2017, DSUs issued to members of our Board totaled 19,027, 29,870 and 54,920, respectively. During 2019, DSUs withdrawn by our Board totaled 3,708. Total compensation expense attributable to the DSUs during the years ended December 31, 2019, 2018 and 2017 was approximately $3.7 million, $1.9 million and $2.9 million, respectively. During 2019, DSUs of $0.3 million were withdrawn.

(16) Common Stock

We have 250,000,000 shares authorized consisting of 200,000,000 shares of common stock with a $0.01 par value and 50,000,000 shares of preferred stock with a $0.01 par value. Of these shares, 2,865,957 shares of common stock are reserved for the incentive plan awards. For further detail of grants under this plan see Note 15 - Stock-Based Compensation.

Repurchase of Common Stock

Shares tendered by employees to us to satisfy the employees' tax withholding obligations in connection with the vesting of restricted stock awards totaled 25,329 and 12,193 during the years ended December 31, 2019 and 2018, respectively, and are reflected in treasury stock. These shares were credited to treasury stock based on their fair market value on the vesting date.

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

	December 31,
	2019	2018	2017
Basic computation	50,428,560	49,984,562	48,557,599
Dilutive effect of
Performance and restricted share awards (1)	323,298	252,909	97,722
Diluted computation	50,751,858	50,237,471	48,655,321
 _____________________

(1)           Performance share awards are included in diluted weighted average number of shares outstanding based upon what would be issued if the end of the most recent reporting period was the end of the term of the award.

(18) Commitments and Contingencies

Qualifying Facilities Liability

Our QF liability primarily consists of unrecoverable costs associated with three contracts covered under the PURPA. These contracts require us to purchase minimum amounts of energy at prices ranging from $63 to $136 per MWH through 2029. As of December 31, 2019, our estimated gross contractual obligation related to these contracts was approximately $630.8 million through 2029. A portion of the costs incurred to purchase this energy is recoverable through rates, totaling approximately $508.2 million through 2029. As contractual obligations are settled, the related purchases and sales are recorded within cost of sales and electric revenues in our Consolidated Statements of Income. The present value of the remaining liability is recorded in other noncurrent liabilities in our Consolidated Balance Sheets. The following summarizes the change in the liability (in thousands):

	December 31,
	2019	2018
Beginning QF liability	$102,260	$132,786
Unrecovered amount (1)	(17,257)	(39,827)
Interest expense	7,934	9,301
Ending QF liability	$92,937	$102,260

___________________
(1)   The change in the unrecovered amount includes (i) a lower periodic adjustment of $14.2 million due to price escalation, which was less than previously modeled, and (ii) a lower impact of the annual reset to actual output and pricing resulting in approximately $6.7 million in higher supply costs for these QF contracts due primarily to outages at two facilities in 2018.

The following summarizes the estimated gross contractual obligation less amounts recoverable through rates (in thousands):

	Gross Obligation	Recoverable Amounts	Net
2020	$76,533	$59,647	$16,886
2021	78,356	60,136	18,220
2022	80,226	60,639	19,587
2023	82,320	61,280	21,040
2024	79,726	60,706	19,020
Thereafter	233,632	205,787	27,845
Total	$630,793	$508,195	$122,598

Long Term Supply and Capacity Purchase Obligations

We have entered into various commitments, largely purchased power, electric transmission, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 24 years. Costs incurred under these contracts are included in Cost of Sales in the Consolidated Statements of Income and were approximately $222.5 million, $209.3 million and $228.4 million for the years ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019, our commitments under these contracts were $186.5 million in 2020, $146.5 million in 2021, $150.4 million in 2022, $150.3 million in 2023, $146.0 million in 2024, and $1.1 billion thereafter. These commitments are not reflected in our Consolidated Financial Statements.

Hydroelectric License Commitments

With the 2014 purchase of hydroelectric generating facilities and associated assets located in Montana, we assumed two Memoranda of Understanding (MOUs) existing with state, federal and private entities. The MOUs are periodically updated and renewed and require us to implement plans to mitigate the impact of the projects on fish, wildlife and their habitats, and to increase recreational opportunities. The MOUs were created to maximize collaboration between the parties and enhance the possibility to receive matching funds from relevant federal agencies. Under these MOUs, we have a remaining commitment to spend approximately $17.4 million between 2020 and 2040. These commitments are not reflected in our Consolidated Financial Statements.

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

Our environmental exposure includes a number of components, including remediation expenses related to the cleanup of current or former properties, and costs to comply with changing environmental regulations related to our operations. At present, our environmental reserve, which relates primarily to the remediation of former manufactured gas plant sites owned by us, is estimated to range between $29.2 million to $31.9 million. As of December 31, 2019, we had a reserve of approximately $30.3 million, which has not been discounted. Environmental costs are recorded when it is probable we are liable for the remediation and we can reasonably estimate the liability. We use a combination of site investigations and monitoring to formulate an estimate of environmental remediation costs for specific sites. Our monitoring procedures and development of actual remediation plans depend not only on site specific information but also on coordination with the different environmental regulatory agencies in our respective jurisdictions; therefore, while remediation exposure exists, it may be many years before costs are incurred.

Over time, as costs become determinable, we may seek authorization to recover such costs in rates or seek insurance reimbursement as available and applicable; therefore, although we cannot guarantee regulatory recovery, we do not expect these costs to have a material effect on our consolidated financial position or results of operations.

Manufactured Gas Plants - Approximately $24.5 million of our environmental reserve accrual is related to manufactured gas plants. A formerly operated manufactured gas plant located in Aberdeen, South Dakota, has been identified on the Federal Comprehensive Environmental Response, Compensation, and Liability Information System list as contaminated with coal tar residue. We are currently conducting feasibility studies, implementing remedial actions pursuant to work plans approved by the South Dakota Department of Environment and Natural Resources, and conducting ongoing monitoring and operation and maintenance activities. As of December 31, 2019, the reserve for remediation costs at this site was approximately $8.2 million, and we estimate that approximately $2.9 million of this amount will be incurred during the next five years.

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

In addition, we own or have responsibility for sites in Butte, Missoula, and Helena, Montana on which former manufactured gas plants were located. The Butte and Helena sites, both listed as high priority sites on Montana's state superfund list, were placed into the Montana Department of Environmental Quality (MDEQ) voluntary remediation program for cleanup due to soil and groundwater impacts. Soil and coal tar were removed at the sites in accordance with the MDEQ requirements. Groundwater monitoring is conducted semiannually at both sites. At this time, we cannot estimate with a reasonable degree of certainty the nature and timing of additional remedial actions and/or investigations, if any, at the Butte site. In August 2016, the MDEQ sent us a Notice of Potential Liability and Request for Remedial Action regarding the Helena site. In October 2019, we submitted a third revised Remedial Investigation Work Plan (RIWP) for the Helena site addressing MDEQ comments on previously submitted drafts of the RIWP. The RIWP requires additional investigation including vapor intrusion and investigation of potential contamination from transformers and treated poles. Conditional approval for investigation work outlined in the RIWP was given by MDEQ in November, and work was completed during the first two weeks of December 2019. MDEQ completed its review of the RIWP in the first part of December 2019 and returned additional comments to us, which were addressed in January 2020.

An investigation conducted at the Missoula site did not require remediation activities, but required preparation of a groundwater monitoring plan. Monitoring wells were installed and groundwater is monitored semiannually. At the request of Missoula Valley Water Quality District (MVWQD), a draft risk assessment was prepared for the Missoula site and presented to the MVWQD. We and the MVWQD agreed additional site investigation work is appropriate. Analytical results from an October 2016 sampling exceeded the Montana Maximum Contaminant Level for benzene and/or total cyanide in certain monitoring wells. These results were forwarded to MVWQD which shared the same with the MDEQ. MDEQ requested that MVWQD file a formal complaint with MDEQ's Enforcement Division, which MVWQD filed in July 2017. On April 2, 2019, MDEQ requested our participation at a stakeholders' meeting for the Missoula site. At the meeting, MDEQ indicated that it expects to proceed in listing the site as a Montana superfund site. After researching historical ownership we identified another potentially responsible party with whom we have entered into an agreement allocating third-party costs to be incurred in addressing the site. At this time, we cannot estimate with a reasonable degree of certainty the nature and timing of risk-based remedial action, if any, at the Missoula site.

Global Climate Change - National and international actions have been initiated to address global climate change and the contribution of GHG including, most significantly, carbon dioxide (CO2). These actions include legislative proposals, Executive and EPA actions at the federal level, actions at the state level, investor activism and private party litigation relating to GHG emissions. Coal-fired plants have come under particular scrutiny due to their level of GHG emissions. We have joint ownership interests in four coal-fired electric generating plants, all of which are operated by other companies. We are responsible for our proportionate share of the capital and operating costs while being entitled to our proportionate share of the power generated.

While numerous bills have been introduced that address climate change from different perspectives, Congress has not passed any federal climate change legislation and we cannot predict the timing or form of any potential legislation. On June 19, 2019, EPA finalized the ACE, which repeals the 2015 CPP. Numerous parties, including us, filed petitions for review and reconsideration of the CPP. Those CPP proceedings were dismissed as moot by the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit) in September 2019. The ACE became effective on September 6, 2019, and various challenges to it are pending in the D.C. Circuit.

Generally, ACE provides more regulatory flexibility to individual states than the CPP and likely will not reduce CO2 emissions as much as the CPP. Under the ACE, states must establish unit-specific standards that reflect emissions achievable through heat rate improvements, which EPA designated as the best system of emissions reduction, and if the state chooses, take into account the remaining useful life of the unit and other source specific factors. States generally have three years to submit the standards to EPA and coal-fired plants will have two additional years to comply with the standards.

We cannot predict whether or how ACE will be applied to our plants, including actions taken by the relevant state authorities. In addition, it is unclear how pending or future litigation relating to GHG matters will impact us. As GHG regulations are implemented, it may result in additional compliance costs that could affect our future results of operations and financial position if such costs are not recovered through regulated rates. We will continue working with federal and state regulatory authorities, other utilities, and stakeholders to seek relief from any GHG regulations that, in our view, disproportionately impact customers in our region.

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

Jointly Owned Plants - We have joint ownership in generation plants located in South Dakota, North Dakota, Iowa, and Montana that are or may become subject to the various regulations discussed above that have been issued or proposed. Regarding the ACE, as discussed above, we cannot predict the impact of the ACE on us until the state plans are adopted and any judicial reviews are completed. Air emissions at our thermal generating plants are managed by the use of emissions and combustion controls and monitoring, and sulfur dioxide allowances. These measures are anticipated to be sufficient to permit the facilities to continue to meet current air emissions compliance requirements.

Clean Air Act Rules and Associated Emission Control Equipment Expenditures - The EPA has proposed or issued a number of rules under different provisions of the Clean Air Act (CAA) that could require the installation of emission control equipment at the generation plants in which we have joint ownership.

Regional Haze Rules - On January 10, 2017, the EPA published amendments to the requirements under the CAA for state plans for protection of visibility - regional haze rules. Among other things, these amendments revised the process and requirements for the state implementation plans and extended the due date for the next periodic comprehensive regional haze state implementation plan revisions from 2018 to 2021.

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

In North Dakota, the Coyote facility was assessed in 2010 and did not require additional emissions controls. The facility is expected to be reassessed in 2020 by the North Dakota Department of Environmental Quality (ND DEQ). Once the ND DEQ establishes a strategy for regional haze compliance, the joint owners will assess the requirements, if any, and determine whether to move forward with the installation of additional emissions controls.

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

A jury trial was scheduled to begin on October 8, 2019 to address PNWS' remaining breach of contract claims and its request for a declaratory judgment. The Court continued that trial date to address some additional procedural issues and has now reset trial for June 2, 2020.

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

Because the State's Complaint included a claim that the State owned the riverbeds in the Great Falls Reach, on October 16, 2017, we and Talen renewed our earlier filed motions seeking to dismiss the portion of the State's Complaint concerning the Great Falls Reach in light of the United States Supreme Court’s decision. On August 1, 2018, the Federal District Court granted the motions to dismiss the State’s Complaint as it pertains to approximately 8.2 miles of riverbed between Black Eagle Falls and the Great Falls. In particular, the dismissal pertains to the Black Eagle Dam, Rainbow Dam and reservoir, Cochrane Dam and reservoir, and Ryan Dam and reservoir. This leaves a portion of the Black Eagle reservoir and Morony Dam and reservoir at issue. While the dismissal of these four facilities may be subject to appeal, that appeal would not likely occur until after judgment in the case. On August 22, 2018, we filed a motion to join the United States as a defendant to the litigation. The Federal District Court granted the motion on February 12, 2019, and ordered the State to name the United States as a party defendant under the Federal Quiet Title Act by October 31, 2019. The State filed and served its Amended Complaint on October 31, 2019. We and Talen filed answers to the Amended Complaint on December 13, 2019. On February 5, 2020, the United States answered the State of Montana’s Amended Complaint.

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

(19) Revenue from Contracts with Customers

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

Disaggregation of Revenue

The following tables disaggregate our revenue by major source and customer class (in millions):

	Twelve Months Ended
	December 31, 2019			December 31, 2018
	Electric	Natural Gas	Total	Electric	Natural Gas	Total

Montana	$308.8	$109.4	$418.2	$287.3	$102.7	$390.0
South Dakota	62.5	25.8	88.3	64.2	25.4	89.6
Nebraska	—	20.2	20.2	—	23.4	23.4
Residential	371.3	155.4	526.7	351.5	151.5	503.0
Montana	348.1	55.7	403.8	329.6	51.7	381.3
South Dakota	97.1	19.3	116.4	94.0	18.0	112.0
Nebraska	—	10.5	10.5	—	11.9	11.9
Commercial	445.2	85.5	530.7	423.6	81.6	505.2
Industrial	43.6	1.0	44.6	42.6	1.2	43.8
Lighting, Governmental, Irrigation, and Interdepartmental	30.6	1.0	31.6	29.6	1.0	30.6
Total Customer Revenues	890.7	242.9	1,133.6	847.3	235.3	1,082.6
Other Tariff and Contract Based Revenues	61.7	35.8	97.5	65.4	39.2	104.6
Total Revenue from Contracts with Customers	952.4	278.7	1,231.1	912.7	274.5	1,187.2

Regulatory amortization	28.8	(2.0)	26.8	8.4	(3.6)	4.8
Total Revenues	$981.2	$276.7	$1,257.9	$921.1	$270.9	$1,192.0

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

Financial data for the business segments for the twelve months ended are as follows (in thousands):

December 31, 2019	Electric	Gas	Other	Eliminations	Total
Operating revenues	$981,178	$276,732	$—	$—	$1,257,910
Cost of sales	239,589	78,431	—	—	318,020
Gross margin	741,589	198,301	—	—	939,890
Operating, general and administrative	232,424	82,732	3,073	—	318,229
Property and other taxes	134,686	37,192	10	—	171,888
Depreciation and depletion	143,262	29,661	—	—	172,923
Operating income (loss)	231,217	48,716	(3,083)	—	276,850
Interest expense, net	(78,809)	(6,218)	(10,041)	—	(95,068)
Other (expense) income, net	(1,365)	(814)	2,592	—	413
Income tax (expense) benefit	(6,079)	493	25,511	—	19,925
Net income	$144,964	$42,177	$14,979	$—	$202,120
Total assets	$4,685,990	$1,220,048	$4,664	$—	$5,910,702
Capital expenditures	$241,190	$74,826	$—	$—	$316,016

December 31, 2018	Electric	Gas	Other	Eliminations	Total
Operating revenues	$921,093	$270,916	$—	$—	$1,192,009
Cost of sales	194,608	78,275	—	—	272,883
Gross margin	726,485	192,641	—	—	919,126
Operating, general and administrative	223,598	82,864	657	—	307,119
Property and other taxes	134,681	36,569	9	—	171,259
Depreciation and depletion	144,636	29,822	18	—	174,476
Operating income (loss)	223,570	43,386	(684)	—	266,272
Interest expense, net	(79,033)	(5,858)	(7,097)	—	(91,988)
Other income, net	2,794	962	210	—	3,966
Income tax benefit (expense)	21,686	9,268	(12,244)	—	18,710
Net income (loss)	$169,017	$47,758	$(19,815)	$—	$196,960
Total assets	$4,512,392	$1,127,252	$4,732	$—	$5,644,376
Capital expenditures	$221,968	$61,998	$—	$—	$283,966

December 31, 2017	Electric	Gas	Other	Eliminations	Total
Operating revenues	$1,037,053	$268,599	$—	$—	$1,305,652
Cost of sales	334,029	76,320	—	—	410,349
Gross margin	703,024	192,279	—	—	895,303
Operating, general and administrative	216,003	78,757	43	—	294,803
Property and other taxes	127,391	35,214	9	—	162,614
Depreciation and depletion	136,556	29,548	33	—	166,137
Operating income (loss)	223,074	48,760	(85)	—	271,749
Interest expense, net	(82,454)	(5,920)	(3,889)	—	(92,263)
Other (loss) income, net	(3,487)	(878)	950	—	(3,415)
Income tax (expense) benefit	(7,424)	(6,684)	740	—	(13,368)
Net income (loss)	$129,709	$35,278	$(2,284)	$—	$162,703
Total assets	$4,346,484	$1,071,847	$2,586	$—	$5,420,917
Capital expenditures	$226,077	$50,361	$—	$—	$276,438

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

2019	First	Second	Third	Fourth
Operating revenues	$384,220	$270,719	$274,836	$328,135
Operating income	97,020	48,823	46,356	84,651
Net income	$72,806	$47,662	$21,670	$59,982
Average common shares outstanding	50,381	50,441	50,444	50,448
Income per average common share:
Basic	$1.45	$0.94	$0.43	$1.19
Diluted	$1.44	$0.94	$0.42	$1.18

2018	First	Second	Third	Fourth
Operating revenues	$341,502	$261,817	$279,874	$308,816
Operating income	84,512	69,210	47,808	64,742
Net income	$58,499	$43,787	$28,182	$66,492
Average common shares outstanding	49,416	49,869	50,318	50,321
Income per average common share:
Basic	$1.18	$0.88	$0.56	$1.32
Diluted	$1.18	$0.87	$0.56	$1.31