Form 10-Q
period 2020-06-30
NORTHWESTERN CORP
filed 2020-07-29
CIK 73088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Common Stock, Par Value $0.01, 50,576,049 shares outstanding at July 24, 2020

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

Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and believe such statements are based on reasonable assumptions, including without limitation, management’s examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that we will achieve our projections. Factors that may cause such differences include, but are not limited to:

•adverse determinations by regulators, as well as potential adverse federal, state, or local legislation or regulation, including costs of compliance with existing and future environmental requirements, could have a material effect on our liquidity, results of operations and financial condition;
•the impact of extraordinary external events, such as the outbreak of the novel coronavirus (COVID-19) pandemic on our liquidity, results of operations and financial condition;
•changes in availability of trade credit, creditworthiness of counterparties, usage, commodity prices, fuel supply costs or availability due to higher demand, shortages, weather conditions, transportation problems or other developments, may reduce revenues or may increase operating costs, each of which could adversely affect our liquidity and results of operations;
•unscheduled generation outages or forced reductions in output, maintenance or repairs, which may reduce revenues and increase cost of sales or may require additional capital expenditures or other increased operating costs; and
•adverse changes in general economic and competitive conditions in the U.S. financial markets and in our service territories.

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

PART 1. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Electric	$217,938	$219,659	$462,563	$492,696
Gas	51,422	51,060	142,052	162,243
Total Revenues	269,360	270,719	604,615	654,939
Operating Expenses
Cost of sales	61,043	55,744	152,315	171,479
Operating, general and administrative	71,715	80,826	150,720	161,918
Property and other taxes	46,981	44,310	91,480	89,099
Depreciation and depletion	44,782	41,016	90,047	86,600
Total Operating Expenses	224,521	221,896	484,562	509,096
Operating Income	44,839	48,823	120,053	145,843
Interest Expense, net	(24,287)	(23,511)	(48,621)	(47,301)
Other Income (Expense), net	224	124	(1,758)	1,273
Income Before Income Taxes	20,776	25,436	69,674	99,815
Income Tax Benefit	718	22,226	2,524	20,653
Net Income	$21,494	$47,662	$72,198	$120,468

Average Common Shares Outstanding	50,570	50,441	50,538	50,441
Basic Earnings per Average Common Share	$0.43	$0.94	$1.43	$2.39
Diluted Earnings per Average Common Share	$0.43	$0.94	$1.43	$2.38
Dividends Declared per Common Share	$0.60	$0.575	$1.20	$1.15
See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Income	$21,494	$47,662	$72,198	$120,468
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(8)	(87)	93	(24)
Reclassification of net losses on derivative instruments	113	113	226	225
Total Other Comprehensive Income	105	26	319	201
Comprehensive Income	$21,599	$47,688	$72,517	$120,669

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	June 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$7,464	$5,145
Restricted cash	8,949	6,925
Accounts receivable, net	125,104	167,405
Inventories	61,224	53,925
Regulatory assets	47,520	54,432
Other	13,325	13,895
Total current assets	263,586	301,727
Property, plant, and equipment, net	4,784,017	4,700,924
Goodwill	357,586	357,586
Regulatory assets	501,487	484,131
Other noncurrent assets	65,099	66,334
Total Assets	$5,971,775	$5,910,702
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of finance leases	$2,569	$2,476
Short term borrowings	100,000	—
Accounts payable	69,400	96,690
Accrued expenses	211,452	202,021
Regulatory liabilities	45,445	33,080
Total current liabilities	428,866	334,267
Long-term finance leases	16,155	17,439
Long-term debt	2,157,740	2,233,281
Deferred income taxes	462,522	447,986
Noncurrent regulatory liabilities	461,924	451,483
Other noncurrent liabilities	391,012	387,152
Total Liabilities	3,918,219	3,871,608
Commitments and Contingencies (Note 10)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 54,144,775 and 50,573,976 shares, respectively; Preferred stock, par value 0.01; authorized 50,000,000 shares; none issued	541	541
Treasury stock at cost	(98,438)	(96,015)
Paid-in capital	1,513,510	1,508,970
Retained earnings	647,272	635,246
Accumulated other comprehensive loss	(9,329)	(9,648)
Total Shareholders' Equity	2,053,556	2,039,094
Total Liabilities and Shareholders' Equity	$5,971,775	$5,910,702

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES:
Net income	$72,198	$120,468
Items not affecting cash:
Depreciation and depletion	90,047	86,600
Amortization of debt issuance costs, discount and deferred hedge gain	2,371	2,317
Stock-based compensation costs	4,195	3,597
Equity portion of allowance for funds used during construction	(2,318)	(2,318)
Loss (gain) on disposition of assets	3	(176)
Deferred income taxes	—	(16,547)
Changes in current assets and liabilities:
Accounts receivable	42,301	36,348
Inventories	(7,299)	(966)
Other current assets	570	(437)
Accounts payable	(7,319)	(19,683)
Accrued expenses	9,382	(20,781)
Regulatory assets	6,912	(13,106)
Regulatory liabilities	12,365	(23,652)
Other noncurrent assets	(3,694)	(3,059)
Other noncurrent liabilities	(495)	(3,992)
Cash Provided by Operating Activities	219,219	144,613
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(176,482)	(147,027)
Investment in equity securities	(37)	—
Cash Used in Investing Activities	(176,519)	(147,027)
FINANCING ACTIVITIES:
Treasury stock activity	(2,076)	999
Dividends on common stock	(60,172)	(57,562)
Issuance of long-term debt	150,000	50,000
Line of credit (repayments) borrowings, net	(225,000)	7,000
Issuance of short-term borrowings	100,000	—
Financing costs	(1,109)	(875)
Cash Used in Financing Activities	(38,357)	(438)
Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	4,343	(2,852)
Cash, Cash Equivalents, and Restricted Cash, beginning of period	12,070	15,311
Cash, Cash Equivalents, and Restricted Cash, end of period	$16,413	$12,459
Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$55	$68
Interest	42,115	42,100
Significant non-cash transactions:
Capital expenditures included in accounts payable	13,835	13,543

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,
	Number of Common Shares	Number of Treasury Shares	Common Stock	Treasury Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at March 31, 2019	53,996	3,556	$540	$(96,260)	$1,502,993	$592,278	$(9,759)	$1,989,792

Net income	—	—	—	—	—	47,662	—	47,662
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(87)	(87)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	113	113
Stock-based compensation	—	—	—	—	1,169	—	—	1,169
Issuance of shares	—	(3)	—	82	128	—	—	210
Dividends on common stock ($0.575 per share)	—	—	—	—	—	(28,781)	—	(28,781)
Balance at June 30, 2019	53,996	3,553	$540	$(96,178)	$1,504,290	$611,159	$(9,733)	$2,010,078

Balance at March 31, 2020	54,145	3,578	$541	$(98,644)	$1,512,148	$655,865	$(9,434)	$2,060,476

Net income	—	—	—	—	—	21,494	—	21,494
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(8)	(8)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	113	113
Stock-based compensation	—	—	—	—	1,139	—	—	1,139
Issuance of shares	—	(7)	—	206	223	—	—	429
Dividends on common stock ($0.600 per share)	—	—	—	—	—	(30,087)	—	(30,087)
Balance at June 30, 2020	54,145	3,571	$541	$(98,438)	$1,513,510	$647,272	$(9,329)	$2,053,556

	Six Months Ended June 30,
	Number of Common Shares	Number of Treasury Shares	Common Stock	Treasury Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 31, 2018	53,889	3,566	$539	$(95,546)	$1,499,070	$548,253	$(9,934)	$1,942,382

Net income	—	—	—	—	—	120,468	—	120,468
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(24)	(24)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	225	225
Stock-based compensation	86	25	—	(1,646)	3,575	—	—	1,929
Issuance of shares	21	(38)	1	1,014	1,645	—	—	2,660
Dividends on common stock ($1.15 per share)	—	—	—	—	—	(57,562)	—	(57,562)
Balance at June 30, 2019	53,996	3,553	$540	$(96,178)	$1,504,290	$611,159	$(9,733)	$2,010,078

Balance at December 31, 2019	53,999	3,547	$541	$(96,015)	$1,508,970	$635,246	$(9,648)	$2,039,094

Net income	—	—	—	—	—	72,198	—	72,198
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	93	93
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	226	226
Stock-based compensation	146	35	—	(2,740)	4,170	—	—	1,430
Issuance of shares	—	(11)	—	317	370	—	—	687
Dividends on common stock ($1.20 per share)	—	—	—	—	—	(60,172)	—	(60,172)
Balance at June 30, 2020	54,145	3,571	$541	$(98,438)	$1,513,510	$647,272	$(9,329)	$2,053,556

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The unaudited Condensed Consolidated Financial Statements (Financial Statements) reflect all adjustments (which unless otherwise noted are normal and recurring in nature) that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows. The actual results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Events occurring subsequent to June 30, 2020, have been evaluated as to their potential impact to the Financial Statements through the date of issuance.

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

Certain long-term purchase power and tolling contracts may be considered variable interests. We have various long-term purchase power contracts with other utilities and certain qualifying co-generation facilities and qualifying small power production facilities (QF). We identified one QF contract that may constitute a VIE. We entered into a 40-year power purchase contract in 1984 with this 35 megawatt (MW) coal-fired QF to purchase substantially all of the facility’s capacity and electrical output over a substantial portion of its estimated useful life. We absorb a portion of the facility’s variability through annual changes to the price we pay per megawatt hour (MWH). After making exhaustive efforts, we have been unable to obtain the information from the facility necessary to determine whether the facility is a VIE or whether we are the primary beneficiary of the facility. The contract with the facility contains no provision which legally obligates the facility to release this information. We have accounted for this QF contract as an executory contract. Based on the current contract terms with this QF, as of June 30, 2020 our estimated gross contractual payments aggregate approximately $130.1 million through 2024.

Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	June 30,	December 31,	June 30,	December 31,
	2020	2019	2019	2018
Cash and cash equivalents	$7,464	$5,145	$4,217	$7,860
Restricted cash	8,949	6,925	8,242	7,451
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$16,413	$12,070	$12,459	$15,311

Goodwill

We completed our annual goodwill impairment test as of April 1, 2020 and no impairment was identified. We calculate the fair value of our reporting units by considering various factors, including valuation studies based primarily on a discounted cash flow analysis, with published industry valuations and market data as supporting information. Key assumptions in the determination of fair value include the use of an appropriate discount rate and estimated future cash flows. In estimating cash flows, we incorporate expected long-term growth rates in our service territory, regulatory stability, and commodity prices (where appropriate), as well as other factors that affect our revenue, expense and capital expenditure projections.

(2) Regulatory Matters

COVID-19 Accounting Order Filings

In the second quarter of 2020, we experienced lower revenues and an increase in certain operating expenses as a result of the COVID-19 pandemic. In March we voluntarily informed both our retail customers and state regulators that disconnections for non-payment would be temporarily suspended.

South Dakota - On May 1, 2020, we submitted a joint filing with four other investor owned utilities to the South Dakota Public Utilities Commission (SDPUC) seeking approval for an accounting order to defer certain costs related to the COVID-19 pandemic as a regulatory asset, subject to future review for recovery from customers. We limited our specific request to uncollectible accounts expense in excess of amounts included in the latest electric and natural gas test periods. We expect the SDPUC to rule on the request during the third quarter of 2020.

Montana - On May 29, 2020, we filed a petition for an accounting order with the Montana Public Service Commission (MPSC) seeking approval of an accounting order to (i) defer uncollectible accounts expense in excess of amounts included in the latest electric and natural gas test periods; and (ii) requesting approval of a proposed pension contribution up to $40 million in 2020 to be recognized over a five-year period. The MPSC established a procedural schedule and we expect the MPSC to rule on our request during the fourth quarter of 2020.

Pension costs in Montana are included in expense on a pay as you go (cash funding) basis. While we are seeking approval for the flexibility to contribute additional amounts and amortize the expense, if the accounting order is not granted, we will not increase contributions above the currently planned amount of approximately $10.2 million for the Montana pension plan.

Montana General Electric Rate Case

In September 2018, we filed an electric rate case with the MPSC requesting an annual increase to electric rates of approximately $34.9 million. The MPSC issued a Final Order in December 2019, accepting our May 2019 settlement with the parties who filed comprehensive revenue requirement, cost allocation, and rate design testimony. This settlement resulted in an annual increase to electric revenue of approximately $6.5 million (based upon a 9.65% return on equity (ROE) and rate base and capital structure as filed) and an annual decrease in depreciation expense of approximately $9.3 million. Effective March 1, 2020, we implemented final rates, consistent with the Final Order, and began refunding interim rate revenue collected in excess of the stipulated revenue requirement.

In addition to approving the settlement, the MPSC approved a pilot decoupling mechanism effective July 1, 2020. We asked the MPSC to delay the start of the pilot for one year until July 1, 2021 due to the uncertainty created by the COVID-19 pandemic. The MPSC granted the requested one-year delay.

FERC Filing - Montana Transmission Service Rates

In May 2019, we submitted a filing with the Federal Energy Regulatory Commission (FERC) for our Montana transmission assets. The revenue requirement associated with our Montana FERC assets is reflected in our Montana MPSC-

jurisdictional rates as a credit to retail customers. We expect to submit a compliance filing with the MPSC upon resolution of our Montana FERC case adjusting the proposed credit in our Montana retail rates. In June 2019, the FERC issued an order accepting our filing, granting interim rates (subject to refund) effective July 1, 2019, establishing settlement procedures and terminating our related Tax Cuts and Jobs Act filing. A settlement judge has been appointed and settlement negotiations are ongoing.

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

We submitted our most recent annual PCCAM filing in September 2019, requesting recovery of approximately $23.8 million in costs for the period July 1, 2018 to June 30, 2019, with the under recovery being collected over the 12-month period October 1, 2019 through September 30, 2020. The Montana Consumer Counsel (MCC) and the Montana Environmental Information Center (MEIC) submitted testimony advocating for a disallowance of approximately $6.0 million of replacement power costs incurred during a 2018 third quarter intermittent outage at our Colstrip generating facility due to an exceedance of air permit limits. In addition, the MCC advocated for a prorated application of the May 2019 statutory change eliminating the deadband and removing QF costs from the sharing calculation, which would result in an additional under recovery of costs of approximately $4.0 million. The MPSC held a hearing on this matter in June 2020 and we expect a decision in the fourth quarter of 2020. We began collecting costs for the July 2018 - June 2019 PCCAM period on October 1, 2019. As of June 30, 2020, the remaining under collection of approximately $8.0 million was reflected in regulatory assets in the Condensed Consolidated Balance Sheets.

Montana Property Tax Tracker - Montana law allows us to track the changes in the actual level of state and local taxes and fees and recover the increase in taxes and fees, net of the associated income tax benefit. We submit an annual property tax tracker filing with the MPSC for an automatic rate adjustment, with rates effective January 1st of each year. In February 2020, we amended our December 2019 filing in order to make corrections. We and the MCC agreed to a briefing schedule in this docket concluding in May 2020. The MPSC issued a Final Order approving our amended filing in July 2020, with rates effective July 2020.

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

Montana Community Renewable Energy Projects (CREPs)

We were required to acquire, as of December 31, 2019, approximately 66 MW of CREPs. While we have made progress towards meeting this obligation by acquiring approximately 36 MW of CREPs, we have been unable to acquire the remaining MWs required for various reasons, including the fact that proposed projects fail to qualify as CREPs or do not meet the statutory cost cap. The MPSC granted us waivers for 2012 through 2016. The validity of the MPSC’s action as it related to waivers granted for 2015 and 2016 has been challenged legally and we are waiting on a final decision from the Montana Supreme Court. We expect to file waiver requests for 2017, 2018, and 2019 after resolution of that litigation. If the Court rules that the 2015 and 2016 waivers were invalid or if the requested waivers for 2017 through 2019 are not granted, we may be liable for penalties, although we believe the statutory penalty for failure to acquire sufficient renewable energy does not apply to the acquisition of CREP resources. If the MPSC imposes a penalty, the amount of the penalty would depend on how the MPSC calculated the energy that a CREP would have produced.

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

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in thousands):

	Three Months Ended June 30,
	2020		2019
Income Before Income Taxes	$20,776		$25,436

Income tax calculated at federal statutory rate	4,363	21.0%	5,341	21.0%

Permanent or flow-through adjustments:
State income tax, net of federal provisions	5	—	237	0.9
Flow-through repairs deductions	(3,208)	(15.4)	(2,153)	(8.5)
Production tax credits	(1,737)	(8.5)	(1,406)	(5.5)
Amortization of excess deferred income tax	(153)	(0.7)	(189)	(0.7)
Plant and depreciation of flow-through items	59	0.3	(663)	(2.6)
Recognition of unrecognized tax benefit	—	—	(23,201)	(91.2)
Other, net	(47)	(0.2)	(192)	(0.8)
	(5,081)	(24.5)	(27,567)	(108.4)

Income tax benefit	$(718)	(3.5)%	$(22,226)	(87.4)%

	Six Months Ended June 30,
	2020		2019
Income Before Income Taxes	$69,674		$99,815

Income tax calculated at federal statutory rate	14,631	21.0%	20,961	21.0%

Permanent or flow through adjustments:
State income, net of federal provisions	27	0.1	1,165	1.2
Flow-through repairs deductions	(10,646)	(15.3)	(10,088)	(10.1)
Production tax credits	(5,348)	(7.7)	(5,838)	(5.8)
Share-based compensation	(609)	(0.9)	186	0.2
Amortization of excess deferred income tax	(509)	(0.7)	(1,565)	(1.6)
Plant and depreciation of flow through items	196	0.3	(2,186)	(2.2)
Recognition of unrecognized tax benefit	—	—	(22,825)	(22.9)
Other, net	(266)	(0.4)	(463)	(0.5)
	(17,155)	(24.6)	(41,614)	(41.7)

Income tax benefit	$(2,524)	(3.6)%	$(20,653)	(20.7)%

The income tax benefit for 2019 reflects the recognition of approximately $22.8 million of unrecognized tax benefits, including approximately $2.7 million of accrued interest and penalties, net of tax, due to the lapse of statutes of limitation in the second quarter of 2019.

Coronavirus Aid, Relief, and Economic Security Act (the CARES Act)

In response to the COVID-19 pandemic, on March 27, 2020, President Donald Trump signed into law the CARES Act. We evaluated the provisions of the CARES Act as of June 30, 2020, and determined it had no material effect on the financial statements. Certain tax provisions may result in immaterial cash refunds.

Uncertain Tax Positions

We recognize tax positions that meet the more-likely-than-not threshold as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. We have unrecognized tax benefits of approximately $34.2 million as of June 30, 2020, including approximately $27.9 million that, if recognized, would impact our effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitation within the next twelve months.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2020, we do not have any amounts accrued for the payment of interest and penalties. As discussed above, during the six months ended June 30, 2019, we released $2.7 million of accrued interest in the Condensed Consolidated Statements of Income.

Tax years 2016 and forward remain subject to examination by the Internal Revenue Service (IRS) and state taxing authorities. In addition, the available federal net operating loss carryforward may be reduced by the IRS for losses originating in certain tax years from 2002 forward.

(4) Comprehensive Income (Loss)

The following tables display the components of Other Comprehensive Income (Loss), after-tax, and the related tax effects (in thousands):

	Three Months Ended
	June 30, 2020			June 30, 2019
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation adjustment	$(8)	$—	$(8)	$(87)	$—	$(87)
Reclassification of net income (loss) on derivative instruments	153	(40)	113	153	(40)	113
Other comprehensive income (loss)	$145	$(40)	$105	$66	$(40)	$26

	Six Months Ended
	June 30, 2020			June 30, 2019
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation adjustment	$93	$—	$93	$(24)	$—	$(24)
Reclassification of net income (loss) on derivative instruments	306	(80)	226	306	(81)	225
Other comprehensive income (loss)	$399	$(80)	$319	$282	$(81)	$201

Balances by classification included within accumulated other comprehensive loss (AOCL) on the Condensed Consolidated Balance Sheets are as follows, net of tax (in thousands):

	June 30, 2020	December 31, 2019
Foreign currency translation	$1,506	$1,413
Derivative instruments designated as cash flow hedges	(10,955)	(11,181)
Postretirement medical plans	120	120
Accumulated other comprehensive loss	$(9,329)	$(9,648)

The following tables display the changes in AOCL by component, net of tax (in thousands):

		Three Months Ended
		June 30, 2020
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(11,068)	$120	$1,514	$(9,434)
Other comprehensive income before reclassifications		—	—	(8)	(8)
Amounts reclassified from AOCL	Interest Expense	113	—	—	113
Net current-period other comprehensive income (loss)		113	—	(8)	105
Ending balance		$(10,955)	$120	$1,506	$(9,329)

		Three Months Ended
		June 30, 2019
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(11,521)	$251	$1,511	$(9,759)
Other comprehensive income before reclassifications		—	—	(87)	(87)
Amounts reclassified from AOCL	Interest Expense	113	—	—	113
Net current-period other comprehensive income (loss)		113	—	(87)	26
Ending balance		$(11,408)	$251	$1,424	$(9,733)

		Six Months Ended
		June 30, 2020
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(11,181)	$120	$1,413	$(9,648)
Other comprehensive income before reclassifications		—	—	93	93
Amounts reclassified from AOCL	Interest Expense	226	—	—	226
Net current-period other comprehensive income		226	—	93	319
Ending balance		$(10,955)	$120	$1,506	$(9,329)

		Six Months Ended
		June 30, 2019
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(11,633)	$251	$1,448	$(9,934)
Other comprehensive income before reclassifications		—	—	(24)	(24)
Amounts reclassified from AOCL	Interest Expense	225	—	—	225
Net current-period other comprehensive income (loss)		225	—	(24)	201
Ending balance		$(11,408)	$251	$1,424	$(9,733)

(5) Financing Activities

In April 2020, we entered into a $100 million Term Loan Agreement (Term Loan) and borrowed the full amount. The Term Loan bears interest at variable rates tied to the Eurodollar rate plus a credit spread of 1.50%. Proceeds were used to repay a portion of our outstanding revolving credit facility borrowings and for general corporate purposes. All principal and unpaid interest under the Term Loan is due and payable on April 2, 2021. The Term Loan provides for prepayment of the principal and interest; however, amounts prepaid may not be reborrowed. The Term Loan requires us to maintain a consolidated indebtedness to total capitalization ratio of 65 percent or less. Failure to comply with this covenant would entitle the banks to terminate their lending commitments and to accelerate the maturity of all amounts outstanding under the Term Loan.

In May 2020, we issued $100 million principal amount of Montana First Mortgage Bonds and $50 million principal amount of South Dakota First Mortgage Bonds, each at a fixed interest rate of 3.21% maturing on May 15, 2030. These bonds were issued in a transaction exempt from the registration requirements of the Securities Act of 1933. Proceeds were used to repay a portion of our outstanding borrowings under our revolving credit facilities and for other general corporate purposes. The bonds are secured by our electric and natural gas assets in Montana and South Dakota.

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

Financial data for the business segments are as follows (in thousands):

Three Months Ended
June 30, 2020	Electric	Gas	Other	Eliminations	Total
Operating revenues	$217,938	$51,422	$—	$—	$269,360
Cost of sales	48,305	12,738	—	—	61,043
Gross margin	169,633	38,684	—	—	208,317
Operating, general and administrative	53,599	18,988	(872)	—	71,715
Property and other taxes	36,811	10,167	3	—	46,981
Depreciation and depletion	36,846	7,936	—	—	44,782
Operating income	42,377	1,593	869	—	44,839
Interest expense, net	(21,483)	(1,646)	(1,158)	—	(24,287)
Other income (expense), net	959	309	(1,044)	—	224
Income tax benefit (expense)	756	(337)	299	—	718
Net income (loss)	$22,609	$(81)	$(1,034)	$—	$21,494
Total assets	$4,353,894	$1,613,313	$4,568	$—	$5,971,775
Capital expenditures	$79,744	$18,367	$—	$—	$98,111

Three Months Ended
June 30, 2019	Electric	Gas	Other	Eliminations	Total
Operating revenues	$219,659	$51,060	$—	$—	$270,719
Cost of sales	42,661	13,083	—	—	55,744
Gross margin	176,998	37,977	—	—	214,975
Operating, general and administrative	59,328	20,965	533	—	80,826
Property and other taxes	34,834	9,474	2	—	44,310
Depreciation and depletion	33,720	7,296	—	—	41,016
Operating income (loss)	49,116	242	(535)	—	48,823
Interest expense, net	(19,285)	(1,501)	(2,725)	—	(23,511)
Other (expense) income, net	(220)	(53)	397	—	124
Income tax (expense) benefit	(1,713)	(354)	24,293	—	22,226
Net income (loss)	$27,898	$(1,666)	$21,430	$—	$47,662
Total assets	$4,568,469	$1,147,330	$4,636	$—	$5,720,435
Capital expenditures	$63,785	$17,665	$—	$—	$81,450

Six Months Ended
June 30, 2020	Electric	Gas	Other	Eliminations	Total
Operating revenues	$462,563	$142,052	$—	$—	$604,615
Cost of sales	112,139	40,176	—	—	152,315
Gross margin	350,424	101,876	—	—	452,300
Operating, general and administrative	112,487	41,289	(3,056)	—	150,720
Property and other taxes	71,547	19,928	5	—	91,480
Depreciation and depletion	74,022	16,025	—	—	90,047
Operating income	92,368	24,634	3,051	—	120,053
Interest expense	(42,299)	(3,250)	(3,072)	—	(48,621)
Other income (expense)	1,572	404	(3,734)	—	(1,758)
Income tax benefit (expense)	1,412	(1,074)	2,186	—	2,524
Net income (loss)	$53,053	$20,714	$(1,569)	$—	$72,198
Total assets	4,353,894	1,613,313	4,568	—	5,971,775
Capital expenditures	143,092	33,390	—	—	176,482

Six Months Ended
June 30, 2019	Electric	Gas	Other	Eliminations	Total
Operating revenues	$492,696	$162,243	$—	$—	$654,939
Cost of sales	119,655	51,824	—	—	171,479
Gross margin	373,041	110,419	—	—	483,460
Operating, general and administrative	117,111	41,973	2,834	—	161,918
Property and other taxes	69,881	19,214	4	—	89,099
Depreciation and depletion	71,771	14,829	—	—	86,600
Operating income (loss)	114,278	34,403	(2,838)	—	145,843
Interest expense	(38,820)	(3,011)	(5,470)	—	(47,301)
Other (expense) income	(781)	(530)	2,584	—	1,273
Income tax (expense) benefit	(3,522)	725	23,450	—	20,653
Net income	$71,155	$31,587	$17,726	$—	$120,468
Total assets	$4,568,469	$1,147,330	$4,636	$—	5,720,435
Capital expenditures	$116,092	$30,935	$—	$—	147,027

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

Disaggregation of Revenue

The following tables disaggregate our revenue by major source and customer class (in millions):

	Three Months Ended
	June 30, 2020			June 30, 2019
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Montana	$70.6	$17.5	$88.1	$62.9	$18.8	$81.7
South Dakota	14.6	4.7	19.3	13.4	5.6	19.0
Nebraska	—	3.5	3.5	—	4.2	4.2
Residential	85.2	25.7	110.9	76.3	28.6	104.9
Montana	77.4	8.2	85.6	82.9	9.5	92.4
South Dakota	23.2	2.9	26.1	21.7	3.6	25.3
Nebraska	—	1.5	1.5	—	2.1	2.1
Commercial	100.6	12.6	113.2	104.6	15.2	119.8
Industrial	9.2	0.1	9.3	10.2	0.1	10.3
Lighting, Governmental, Irrigation, and Interdepartmental	9.2	0.3	9.5	7.8	0.2	8.0
Total Customer Revenues	204.2	38.7	242.9	198.9	44.1	243.0
Other Tariff and Contract Based Revenues	14.3	8.6	22.9	15.0	8.7	23.7
Total Revenue from Contracts with Customers	218.5	47.3	265.8	213.9	52.8	266.7
Regulatory amortization	(0.6)	4.1	3.5	5.8	(1.7)	4.1
Total Revenues	$217.9	$51.4	$269.3	$219.7	$51.1	$270.8

	Six Months Ended
	June 30, 2020			June 30, 2019
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Montana	$159.2	$55.8	$215.0	$157.0	$64.4	$221.4
South Dakota	33.5	15.0	48.5	31.4	18.7	50.1
Nebraska	—	11.2	11.2	—	13.8	13.8
Residential	192.7	82.0	274.7	188.4	96.9	285.3
Montana	163.4	27.4	190.8	169.6	32.5	202.1
South Dakota	49.7	10.2	59.9	44.9	12.8	57.7
Nebraska	—	5.5	5.5	—	7.4	7.4
Commercial	213.1	43.1	256.2	214.5	52.7	267.2
Industrial	18.0	0.4	18.4	21.8	0.6	22.4
Lighting, Governmental, Irrigation, and Interdepartmental	14.5	0.6	15.1	12.9	0.7	13.6
Total Customer Revenues	438.3	126.1	564.4	437.6	150.9	588.5
Other Tariff and Contract Based Revenues	29.2	18.3	47.5	31.2	18.9	50.1
Total Revenue from Contracts with Customers	467.5	144.4	611.9	468.8	169.8	638.6
Regulatory amortization	(5.0)	(2.3)	(7.3)	23.9	(7.6)	16.3
Total Revenues	$462.5	$142.1	$604.6	$492.7	$162.2	$654.9

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

	Three Months Ended
	June 30, 2020	June 30, 2019
Basic computation	50,569,725	50,440,685
Dilutive effect of:
Performance share awards (1)	69,280	334,467
Diluted computation	50,639,005	50,775,152

	Six Months Ended
	June 30, 2020	June 30, 2019
Basic computation	50,538,260	50,410,928
Dilutive effect of:
Performance share awards (1)	75,159	333,213
Diluted computation	50,613,419	50,744,141

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

(9) Employee Benefit Plans

We sponsor and/or contribute to pension and postretirement health care and life insurance benefit plans for eligible employees. Net periodic benefit cost (credit) for our pension and other postretirement plans consists of the following (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019
Components of Net Periodic Benefit Cost (Credit)
Service cost	$2,712	$2,322	$93	$77
Interest cost	5,694	6,615	137	150
Expected return on plan assets	(6,536)	(6,360)	(245)	(217)
Amortization of prior service cost (credit)	—	1,620	(470)	(470)
Recognized actuarial loss (gain)	1,234	—	(12)	(24)
Net periodic benefit cost (credit)	$3,104	$4,197	$(497)	$(484)

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Components of Net Periodic Benefit Cost (Credit)
Service cost	$5,558	$4,819	$185	$166
Interest cost	11,420	13,244	246	305
Expected return on plan assets	(13,081)	(12,722)	(492)	(435)
Amortization of prior service cost (credit)	—	3,272	(941)	(941)
Recognized actuarial loss (gain)	2,514	—	(30)	(48)
Net periodic benefit cost (credit)	$6,411	$8,613	$(1,032)	$(953)

We contributed $4.8 million to our pension plans during the six months ended June 30, 2020. We expect to contribute an additional $6.6 million to our pension plans during the last six months of 2020.

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

Our environmental exposure includes a number of components, including remediation expenses related to the cleanup of current or former properties, and costs to comply with changing environmental regulations related to our operations. At present, our environmental reserve, which relates primarily to the remediation of former manufactured gas plant sites owned by us, is estimated to range between $28.4 million to $31.1 million. As of June 30, 2020, we had a reserve of approximately $29.5 million, which has not been discounted. Environmental costs are recorded when it is probable we are liable for the remediation and we can reasonably estimate the liability. We use a combination of site investigations and monitoring to formulate an estimate of environmental remediation costs for specific sites. Our monitoring procedures and development of actual remediation plans depend not only on site specific information but also on coordination with the different environmental regulatory agencies in our respective jurisdictions; therefore, while remediation exposure exists, it may be many years before costs are incurred.

Over time, as costs become determinable, we may seek authorization to recover such costs in rates or seek insurance reimbursement as available and applicable; therefore, although we cannot guarantee regulatory recovery, we do not expect these costs to have a material effect on our consolidated financial position or results of operations.

Manufactured Gas Plants - Approximately $23.4 million of our environmental reserve accrual is related to the following manufactured gas plants.

South Dakota - A formerly operated manufactured gas plant located in Aberdeen, South Dakota, has been identified on the Federal Comprehensive Environmental Response, Compensation, and Liability Information System list as contaminated with coal tar residue. We are currently conducting feasibility studies, implementing remedial actions pursuant to work plans approved by the South Dakota Department of Environment and Natural Resources, and conducting ongoing monitoring and operation and maintenance activities. As of June 30, 2020, the reserve for remediation costs at this site is approximately $8.0 million, and we estimate that approximately $2.7 million of this amount will be incurred during the next five years.

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

Montana - We own or have responsibility for sites in Butte, Missoula, and Helena, Montana on which former manufactured gas plants were located. The Butte and Helena sites, both listed as high priority sites on Montana’s state superfund list, were placed into the Montana Department of Environmental Quality (MDEQ) voluntary remediation program for cleanup due to soil and groundwater impacts. Soil and coal tar were removed at the sites in accordance with the MDEQ requirements. Groundwater monitoring is conducted semiannually at both sites. At this time, we cannot estimate with a reasonable degree of certainty the nature and timing of additional remedial actions and/or investigations, if any, at the Butte site.

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

The North Dakota Department of Environmental Quality (ND DEQ) is expected to decide on statewide reduction strategy later in 2020 which could impact the Coyote generating facility. Once the ND DEQ establishes a State Implementation Plan (SIP) for regional haze compliance, the SIP will be submitted for approval to the North Dakota Governor’s office and finally to EPA for approval. Following EPA’s approval, which is not expected to occur until the second half of 2021, the joint owners of the Coyote generating facility will assess the requirements, if any, and determine whether to move forward with the installation of additional emissions controls. Additional controls, if any, to meet new emission restrictions would have to be in place by the end of 2028 under the current schedule.

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

•We may not know all sites for which we are alleged or will be found to be responsible for remediation; and
•Absent performance of certain testing at sites where we have been identified as responsible for remediation, we cannot estimate with a reasonable degree of certainty the total costs of remediation.

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

In August 2017, pursuant to a non-monetary, partial settlement with us, PNWS amended its original complaint to limit its claims for enforcement and/or damages to only four of the 21 power purchase agreements. As a result, the amount of damages sought by the plaintiff was reduced to approximately $8 million for the alleged breach of the four power purchase agreements. We participated in an unsuccessful mediation on January 24, 2019 and there have been no settlement negotiations since then. A jury trial was scheduled to begin on June 2, 2020, but the trial was postponed because of the court closure due to the COVID-19 pandemic and has not yet been rescheduled.

We dispute the remaining claims in PNWS’ lawsuit and will continue to vigorously defend against them. We cannot currently predict an outcome in this litigation. If the plaintiff prevails and obtains damages for a breach of contract, we may seek to recover those damages in rates from customers. We cannot predict the outcome of any such effort.

State of Montana - Riverbed Rents

On April 1, 2016, the State of Montana (State) filed a complaint on remand (the State’s Complaint) with the Montana First Judicial District Court (State District Court), naming us, along with Talen Montana, LLC (Talen) as defendants. The State claimed it owns the riverbeds underlying 10 of our, and formerly Talen’s, hydroelectric facilities (dams, along with reservoirs and tailraces) on the Missouri, Madison and Clark Fork Rivers, and seeks rents for Talen’s and our use and occupancy of such lands. The facilities at issue include the Hebgen, Madison, Hauser, Holter, Black Eagle, Rainbow, Cochrane, Ryan, and Morony facilities on the Missouri and Madison Rivers and the Thompson Falls facility on the Clark Fork River. We acquired these facilities from Talen in November 2014.

The litigation has a long prior history. In 2012, the United States Supreme Court issued a decision holding that the Montana Supreme Court erred in not considering a segment-by-segment approach to determine navigability and relying on present day recreational use of the rivers. It also held that what it referred to as the Great Falls Reach “at least from the head of the first waterfall to the foot of the last” was not navigable for title purposes, and thus the State did not own the riverbeds in that segment. The United States Supreme Court remanded the case to the Montana Supreme Court for further proceedings not inconsistent with its opinion. Following the 2012 remand, the case laid dormant for four years until the State’s Complaint was filed with the State District Court. On April 20, 2016, we removed the case from State District Court to the United States

District Court for the District of Montana (Federal District Court). The State filed a motion to remand. Following briefing and argument, on October 10, 2017, the Federal District Court entered an order denying the State’s motion.

Because the State’s Complaint included a claim that the State owned the riverbeds in the Great Falls Reach, on October 16, 2017, we and Talen renewed our earlier-filed motions seeking to dismiss the portion of the State’s Complaint concerning the Great Falls Reach in light of the United States Supreme Court’s decision. On August 1, 2018, the Federal District Court granted the motions to dismiss the State’s Complaint as it pertains to approximately 8.2 miles of riverbed from “the head of the Black Eagle Falls to the foot of the Great Falls”. In particular, the dismissal pertained to the Black Eagle Dam, Rainbow Dam and reservoir, Cochrane Dam and reservoir, and Ryan Dam and reservoir. While the dismissal of these four facilities may be subject to appeal, that appeal would not likely occur until after judgment in the case. On February 12, 2019, the Federal District Court granted our motion to join the United States as a defendant to the litigation. As a result, on October 31, 2019, the State filed and served an Amended Complaint including the United States as a defendant and removing claims of ownership for the hydroelectric facilities on the Great Falls Reach, except for the Morony and the Black Eagle Developments. We and Talen filed answers to the Amended Complaint on December 13, 2019, and the United States answered on February 5, 2020. The Federal District Court held a scheduling conference on June 18, 2020 at which it approved a plan for discovery, and set deadlines in the case, including a trial date of September 27, 2021 on the issue of navigability. Damages were bifurcated by agreement and will be tried separately, should the Federal District Court find any segments navigable. The parties have begun exchanging discovery requests.

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

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are working to deliver safe, reliable and innovative energy solutions that create value for our customers, communities, employees and investors. This includes bridging our history as a regulated utility safely providing low-cost and reliable service with our future as a globally-aware company offering a broader array of services performed by highly-adaptable and skilled employees. We seek to deliver value to our customers by providing high reliability and customer service, and an environmentally sustainable generation mix at an affordable price. We are focused on delivering long-term shareholder value by continuing to invest in our system including:

•Infrastructure investment focused on a stronger and smarter grid to improve the customer experience, while enhancing grid reliability and safety. This includes automation in distribution and substations that enables the use of changing technology.
•Integrating supply resources that balance reliability, cost, capacity, and sustainability considerations with more predictable long-term commodity prices.
•Continually improving our operating efficiency. Financial discipline is essential to earning our authorized return on invested capital and maintaining a strong balance sheet, stable cash flows, and quality credit ratings.

We expect to pursue these investment opportunities and manage our business in a manner that allows us to be flexible in adjusting to changing economic conditions by adjusting the timing and scale of the projects.

As you read this discussion and analysis, refer to our Condensed Consolidated Statements of Income, which present the results of our operations for the three and six months ended June 30, 2020 and 2019.

HOW WE PERFORMED AGAINST OUR SECOND QUARTER 2019 RESULTS

	Three months ended June 30, 2020 vs. 2019
	Income Before Income Taxes	Income Tax (Expense) Benefit	Net Income
		(in millions)
Second Quarter 2019	$25.4	$22.3	$47.7
Items (decreasing) increasing net income:
2019 income tax benefit	—	(23.2)	(23.2)
Higher depreciation and depletion	(3.8)	1.0	(2.8)
Lower Montana electric supply cost recovery	(4.4)	1.1	(3.3)
Lower electric QF liability adjustment	(3.3)	0.8	(2.5)
Lower Montana electric transmission revenue	(0.5)	0.1	(0.4)
Lower electric retail volumes and demand	(0.2)	0.1	(0.1)
Lower Montana natural gas rates	(0.1)	—	(0.1)
Lower operating, general, and administrative expenses impacting net income	9.7	(2.5)	7.2
Higher Montana natural gas volumes	0.4	(0.1)	0.3
Other	(2.4)	1.1	(1.3)
Second Quarter 2020	$20.8	$0.7	$21.5
Change in Net Income			$(26.2)

Consolidated net income for the three months ended June 30, 2020 was $21.5 million as compared with $47.7 million for the same period in 2019. This decrease was primarily due to an income tax benefit in 2019, lower gross margin, and higher depreciation expense, offset in part by a decrease in operating, general and administrative expenses.
Following is a brief overview of significant items for 2020.

SIGNIFICANT TRENDS AND REGULATION

COVID-19 Pandemic

We are one of many companies providing essential services during the national emergency related to the COVID-19 pandemic. Our level of service to our 734,800 customers remains uninterrupted. We implemented a comprehensive set of actions to help our customers, communities, and employees, while maintaining our commitments to provide reliable service and to continue to monitor and adapt our financial business plan for the evolving COVID-19 pandemic challenges. In March we voluntarily informed both our retail customers and state regulators that disconnections for non-payment would be temporarily suspended, and we have provided an incremental $400,000 in charitable contributions and aid to assist the communities we serve. Our CEO made an official declaration of emergency in accordance with our continuity of operations plan and emergency standard operating procedures, implementing an incident command structure that remains in effect. We have taken extra precautions for our employees who work in the field and for employees who continue to work in our facilities. This includes implementation of work from home policies, social-distancing protocols, face-covering directives, and travel restrictions where appropriate. Currently, we do not anticipate any employee layoffs and are continuing to hire for critical positions to maintain our high level of reliability and customer service. We continue to implement strong physical and cyber-security measures to enable our systems to remain functional to serve our operational needs with a remote workforce and to keep our company running to provide high quality service to our customers. We may resume disconnects for non-payment in the third quarter of 2020, depending on federal and state directives.

In response to the COVID-19 pandemic, President Donald Trump signed into law the CARES Act on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. We evaluated the provisions of the CARES Act and do not anticipate the associated impacts, if any, will have a material effect on our financial position or liquidity.

2020 Outlook - During the second quarter of 2020, we experienced a decline in gross margin of approximately $3 - $4 million related to the COVID-19 pandemic driven by a reduction in our commercial and industrial revenue, offset in part by an increase in usage by residential customers. We also experienced an increase in certain operating expenses including an increase in uncollectible accounts of approximately $3.1 million and interest expense of approximately $0.7 million. These were offset in part by approximately $2.8 million of cost control and other reductions including lower medical costs, labor related to in home customer work limitations, and travel and training.

As a result of these impacts, we submitted accounting order requests in Montana and South Dakota to allow for the deferral in a regulatory asset of uncollectible accounts expense in excess of amounts currently recovered from customers. We expect the respective commissions to rule on these requests in 2020. If the accounting order requests are granted, approximately $2 million of uncollectible accounts expense as of June 30, 2020, would be deferred as a regulatory asset for future recovery.

COVID-19 continues to be an evolving situation and we expect to continue to experience impacts to our financial results going forward. In our service territories, ‘shelter in place’ or ‘stay at home’ orders and travel restrictions have been lifted. However, business curtailments continue and restrictions may be imposed again. There may also be material delays in scheduling proceedings and hearings, and in obtaining orders from federal and state courts and regulatory agencies; these delays could negatively affect us financially.

In addition, while we have not experienced significant supply chain challenges, so far, we continue to closely manage and monitor developments in our supply chain. We remain on track for our approximately $400 million capital investment as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. However, the continued progression of and global response to the COVID-19 pandemic increases the risk of delays in construction activities and equipment deliveries related to our capital projects, including potential delays in obtaining permits from government agencies, resulting in a potential deferral of capital expenditures.

Given the rapid and evolving nature of the COVID-19 pandemic, the extent of any such impacts is uncertain. Further extension of the slowdown of the United States’ economic growth, demand for commodities and/or material changes in governmental policy may continue to result in lower economic growth with lower demand for electricity and natural gas, as well as the ability of various customers, contractors, suppliers and other business partners to fulfill their obligations. These impacts could have a material adverse effect on our results of operations, financial condition and prospects.

Liquidity - We continue to maintain adequate liquidity to operate our business and fund our ongoing capital program. As of June 30, 2020, our total net liquidity was approximately $368.5 million, including $7.5 million of cash and $361.0 million of revolving credit facility availability. Our $400 million revolving credit facility, which expires December 12, 2021, contains an accordion feature that allows us to increase our liquidity another $25 million under certain conditions. We also have a $25 million credit facility that provides swing-line borrowing capability, which expires March 27, 2022.

During the second quarter of 2020, as a precautionary measure to increase our cash position and preserve financial flexibility in light of uncertainty in the markets, we accessed the capital markets in two transactions:

•On April 3, 2020, we entered into a $100 million 364-Day Term Loan Credit Agreement (Term Loan), with two of our relationship banks, and borrowed the full amount under the Term Loan. Borrowings from this facility allow us to meet our temporarily increased targeted minimum liquidity threshold of $200 million, up from our long-standing $100 million level; and
•On May 15, 2020, we issued $150 million principal amount 10-year, 3.21% first mortgage bonds.

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

Proposed Colstrip Unit 4 Capacity Acquisition

In February 2020, we filed an application with the MPSC for pre-approval to acquire Puget Sound Energy’s (Puget) 25% interest, 185 MW of generation, in Colstrip Unit 4 for one dollar. As part of the application, we sought approval to sell 90 MW of energy to Puget through a Power Purchase Agreement (PPA) for roughly five years at a price indexed to hourly prices at the Mid-Columbia power hub, with a price floor reflecting the recovery of fixed operating and maintenance costs and variable generation costs. Our application includes zero net effect on customer bills and proposes to establish a reserve fund with benefits from the PPA and market purchase savings. If approved, the reserve fund will be used to address environmental compliance, remediation and decommissioning costs associated with our existing 222 MW ownership interest in Colstrip Unit 4. Puget remains responsible for its presale 25% ownership share of all costs for remediation of existing environmental conditions and decommissioning regardless of the proposed acquisition or when Colstrip Unit 4 is retired.

Under the Ownership and Operation Agreement to which each of the Colstrip Units 3 and 4 co-owners are a party, each co-owner has a right of first refusal to purchase Puget’s interest. In April 2020, Talen provided notices of its exercise of its right of first refusal to acquire a proportionate share of Puget's interest in Colstrip Unit 4, which would reduce our proposed transaction to 92.5 MW, and the associated five-year PPA to Puget to 45 MW. We supplemented our application with the MPSC to reflect this development, but have not completed negotiations with Puget and Talen to revise the purchase and sale agreement. On July 14, 2020, the MPSC suspended the procedural order in the docket until a revised purchase and sale agreement is provided reflecting Talen’s exercise of its right of first refusal. After the updated agreement is provided, the parties and the MPSC will reestablish a procedural schedule.

Should the MPSC decline to grant our application in all material respects, then we have the right, under the purchase and sale agreement with Puget, to terminate the transaction.

Colstrip Transmission System - We also entered into a separate agreement with Puget to acquire an additional 95 MW interest in the 500 kilovolt (kV) Colstrip Transmission System for net book value at the time of the sale. The net book value is expected to range between $2.5 million to $3.8 million. After the roughly 5-year power purchase agreement with Puget, we will have the option to acquire another 90 MW interest in the 500 kV Colstrip Transmission System for net book value at that time. These transmission acquisitions are conditioned upon approval and closing of the Colstrip Unit 4 acquisition. Talen, while not a co-owner of the Colstrip Transmission System, has claimed that its right of first refusal as to the Colstrip Unit 4 transaction extends to the separate transmission transaction and initiated arbitration under the Ownership and Operation Agreement. We disagree with Talen’s claim in this regard and will oppose Talen’s efforts to obtain an interest in the Colstrip Transmission System.

Electric Resource Planning - Montana

We are currently 630 MW short of our peak needs, which we procure in the market. We forecast that our portfolio will be 725 MW short by 2025, considering expiring contracts and a modest increase in customer demand. We issued an all-source competitive solicitation request in February 2020 for up to 280 MWs of peaking and flexible capacity to be available for commercial operation in early 2023. We expect the process will be repeated in subsequent years to provide a resource-adequate energy and capacity portfolio by 2025.

Initial bids from the February 2020, 280 MW competitive solicitation were submitted in July 2020. The bids will be evaluated by an independent party in the upcoming months, and we expect the successful project(s) to be selected and announced by the first quarter of 2021.

If the transaction with Puget and Talen for additional capacity discussed above is approved and we acquire 92.5 MW from Puget, we expect the transaction to reduce our need for capacity in future competitive solicitations by 85 MW based on resource adequacy requirements.

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

Management believes that Gross Margin provides a useful measure for investors and other financial statement users to analyze our financial performance in that it excludes the effect on total revenues caused by volatility in energy costs and associated regulatory mechanisms. This information is intended to enhance an investor’s overall understanding of results. Under our various state regulatory mechanisms, as detailed below, our supply costs are generally collected from customers. In addition, Gross Margin is used by us to determine whether we are collecting the appropriate amount of energy costs from customers to allow for recovery of operating costs, as well as to analyze how changes in loads (due to weather, economic or other conditions), rates and other factors impact our results of operations. Our Gross Margin measure may not be comparable to that of other companies’ presentations or more useful than the GAAP information provided elsewhere in this report.

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

OVERALL CONSOLIDATED RESULTS

Three Months Ended June 30, 2020 Compared with the Three Months Ended June 30, 2019

Consolidated net income for the three months ended June 30, 2020 was $21.5 million as compared with $47.7 million for the same period in 2019. This decrease was primarily due to an income tax benefit in 2019, lower gross margin due to impacts of the COVID-19 pandemic, and higher depreciation expense, offset in part by a decrease in operating, general and administrative expenses.
Consolidated operating revenues for the three months ended June 30, 2020 were $269.3 million as compared with $270.8 million for the same period in 2019. Consolidated gross margin for the three months ended June 30, 2020 was $208.3 million as compared with $215.0 million for the same period in 2019, a decrease of $6.7 million.

	Electric		Natural Gas		Total
	2020	2019	2020	2019	2020	2019
	(dollars in millions)
Reconciliation of operating revenue to gross margin:
Operating Revenues	$217.9	$219.7	$51.4	$51.1	$269.3	$270.8
Cost of Sales	48.3	42.7	12.7	13.1	61.0	55.8
Gross Margin(1)	$169.6	$177.0	$38.7	$38.0	$208.3	$215.0
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

	Three Months Ended June 30,
	2020	2019	Change	% Change
	(dollars in millions)
Gross Margin
Electric	$169.6	$177.0	$(7.4)	(4.2)%
Natural Gas	38.7	38.0	0.7	1.8
Total Gross Margin(1)	$208.3	$215.0	$(6.7)	(3.1)%
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Primary components of the change in gross margin include the following (in millions):

Gross Margin 2020 vs. 2019
Gross Margin Items Impacting Net Income
Montana electric supply cost recovery	$(4.4)
Electric QF liability adjustment	(3.3)
Electric transmission	(0.5)
Electric retail volumes and demand	(0.2)
Montana natural gas rates	(0.1)
Natural gas retail volumes	0.4
Other	(0.1)
Change in Gross Margin Impacting Net Income	(8.2)
Gross Margin Items Offset Within Net Income
Property taxes recovered in trackers	2.1
Operating expenses recovered in trackers	0.5
Production tax credits flowed-through trackers	(1.1)
Change in Gross Margin Items Offset Within Net Income	1.5
Decrease in Consolidated Gross Margin(1)	$(6.7)
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Consolidated gross margin for items impacting net income decreased $8.2 million due to the following items:
•A reduction in the prior period of Montana electric supply costs due to changes in the associated statute;
•A less favorable adjustment of our electric QF liability (unrecoverable costs associated with PURPA contracts as a part of a 2002 stipulation with the MPSC and other parties) as compared with the same period in 2019 due to the combination of:
•A net $1.1 million lower favorable adjustment due to actual price escalation, which was less than estimated ($2.2 million in the current period as compared with $3.3 million in the prior period); and
•Higher costs of approximately $2.2 million, due to a $0.9 million reduction in costs for the adjustment to actual output and pricing for the current contract year as compared with a $3.1 million reduction in costs in the prior period.
•Lower demand to transmit energy across our transmission lines due to market conditions and pricing, including the closure of Colstrip units 1 and 2;
•A net decrease in electric retail volumes and commercial and industrial demand resulting from a decline of approximately $3 - $4 million related to the COVID-19 pandemic driven by a reduction in our commercial and industrial demand, offset in part by an increase in usage by residential customers. In addition, we had favorable customer growth and weather; and
•A decrease in Montana natural gas rates associated with the annual step down for our Montana gas production assets.

These decreases were partly offset by an increase in Montana natural gas residential loads as a result of cooler spring weather and customer growth, offset in part by decreases in natural gas loads for our South Dakota and Nebraska jurisdictions as a result of warmer spring weather.

The change in consolidated gross margin also includes the following items that had no impact on net income:

•An increase in revenues for property taxes included in trackers, offset by increased property tax expense;
•An increase in revenues for operating costs included in trackers, offset by an increase in associated operating expense; and
•A decrease in revenue due to the increase in production tax credit benefits passed through to customers in our tracker mechanisms, which are offset by decreased income tax expense.

	Three Months Ended June 30,
	2020	2019	Change	% Change
	(dollars in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$71.7	$80.8	$(9.1)	(11.3)%
Property and other taxes	47.0	44.3	2.7	6.1
Depreciation and depletion	44.8	41.0	3.8	9.3
	$163.5	$166.1	$(2.6)	(1.6)%

Consolidated operating, general and administrative expenses were $71.7 million for the three months ended June 30, 2020, as compared with $80.8 million for the three months ended June 30, 2019. Primary components of the change include the following (in millions):

Operating, General & Administrative Expenses
2020 vs. 2019
Operating, General & Administrative Expenses Impacting Net Income
Employee benefits	$(3.7)
Generation maintenance	(2.6)
Labor	(1.8)
Hazard trees	(1.2)
Travel and training	(1.2)
Uncollectible accounts	3.1
Other	(2.3)
Change in Items Impacting Net Income	(9.7)

Operating, General & Administrative Expenses Offset Within Net Income
Pension and other postretirement benefits	1.5
Operating expenses recovered in trackers	0.5
Non-employee directors deferred compensation	(1.4)
Change in Operating, General & Administrative Expense Items Offset Within Net Income	0.6
Decrease in Operating, General & Administrative Expenses	$(9.1)

Consolidated operating, general and administrative expenses for items impacting net income decreased $9.7 million, which includes:
•Lower employee benefit costs primarily due to a decrease in medical expense and employee incentive compensation expense. Medical costs includes approximately $0.9 million of reductions due to the COVID-19 pandemic;
•Lower maintenance costs at our electric generation facilities;
•Decreased labor costs including approximately $0.7 million of in home customer work limited due to the COVID-19 pandemic and more time being spent by employees on capital projects than maintenance projects (which are expensed);
•Lower hazard tree line clearance costs. As previously disclosed, we finalized our plan to address hazard tree clearance in 2018 and accelerated the program in 2019. We expect costs in 2020 to reflect a normal level, which is lower than 2019; and
•A reduction in travel and training costs due to the impacts of the COVID-19 pandemic.

These decreases were partly offset by an increase in uncollectible accounts. In March 2020, we voluntarily suspended service disconnections for non-payment, to help customers who may be financially impacted by the COVID-19 pandemic.

The change in consolidated operating, general and administrative expenses also includes the following items that had no impact on net income:

•The regulatory treatment of the non-service cost components of pension and postretirement benefit expense, which is offset in other income;
•Lower operating expenses included in trackers recovered through revenue; and
•A change in value of non-employee directors deferred compensation due to changes in our stock price, offset in other income.

Property and other taxes were $47.0 million for the three months ended June 30, 2020, as compared with $44.3 million in the same period of 2019. This increase was due primarily to an increase in Montana state and local taxes offset in part by lower MPSC tax and invasive species tax. We estimate property taxes throughout each year, and update those estimates based on valuation reports received from the Montana Department of Revenue. Under Montana law, we are allowed to track the increases in the actual level of state and local taxes and fees and adjust our rates to recover the increase between rate cases less the amount allocated to FERC-jurisdictional customers and net of the associated income tax benefit.

Depreciation and depletion expense was $44.8 million for the three months ended June 30, 2020, as compared with $41.0 million in the same period of 2019. This increase was primarily due to a reduction in depreciation expense in the second quarter of 2019 as a result of our Montana electric rate case settlement, and to a lesser extent plant additions.

Consolidated operating income for the three months ended June 30, 2020 was $44.8 million as compared with $48.8 million in the same period of 2019. This decrease was primarily due to the decrease in gross margin and higher property tax and depreciation expense, offset in part by lower operating expenses, as discussed above.

Consolidated interest expense for the three months ended June 30, 2020 was $24.3 million as compared with $23.5 million in the same period of 2019, including approximately $0.7 million as a result of higher borrowings, in part as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of the uncertainty in the markets.

Consolidated other income was $0.2 million for the three months ended June 30, 2020 as compared to $0.1 million during the same period of 2019. This change includes a decrease in other pension expense of $1.5 million, partially offset by a $1.4 million decrease in the value of deferred shares held in trust for non-employee directors deferred compensation, both of which are offset in operating, general, and administrative expense with no impact to net income.

Consolidated income tax benefit for the three months ended June 30, 2020 was $0.7 million as compared with income tax benefit of $22.2 million in the same period of 2019. Our effective tax rate for the three months ended June 30, 2020 was (3.5)% as compared with (87.4)% for the same period in 2019. We expect our effective tax rate to range between (5)% to 0% in 2020.

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in millions):

	Three Months Ended June 30,
	2020		2019
Income Before Income Taxes	$20.8		$25.4

Income tax calculated at federal statutory rate	4.4	21.0%	5.3	21.0%

Permanent or flow-through adjustments:
State income tax, net of federal provisions	—	—	0.2	0.9
Flow-through repairs deductions	(3.2)	(15.4)	(2.1)	(8.5)
Production tax credits	(1.8)	(8.5)	(1.4)	(5.5)
Amortization of excess deferred income tax	(0.2)	(0.7)	(0.2)	(0.7)
Plant and depreciation of flow-through items	0.1	0.3	(0.6)	(2.6)
Recognition of unrecognized tax benefit	—	—	(23.2)	(91.2)
Other, net	—	(0.2)	(0.2)	(0.8)
	(5.1)	(24.5)	(27.5)	(108.4)

Income tax benefit	$(0.7)	(3.5)%	$(22.2)	(87.4)%

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

Six Months Ended June 30, 2020 Compared with the Six Months Ended June 30, 2019

Consolidated net income for the six months ended June 30, 2020 was $72.2 million as compared with $120.5 million for the same period in 2019. This decrease was primarily due to an income tax benefit in 2019, lower gross margin due to warmer winter weather and impacts of the COVID-19 pandemic in the second quarter of 2020, and higher depreciation expense, offset in part by a decrease in operating, general and administrative expenses.

Consolidated operating revenues for the six months ended June 30, 2020 were $604.6 million as compared with $654.9 million for the same period in 2019. This decrease was primarily due to lower volumes from warmer winter weather, partly offset by customer growth. Consolidated gross margin for the six months ended June 30, 2020 was $452.3 million as compared with $483.4 million for the same period in 2019, a decrease of $31.1 million.

	Electric		Natural Gas		Total
	2020	2019	2020	2019	2020	2019
	(dollars in millions)
Reconciliation of operating revenue to gross margin:
Operating Revenues	$462.5	$492.7	$142.1	$162.2	$604.6	$654.9
Cost of Sales	112.1	119.7	40.2	51.8	152.3	171.5
Gross Margin(1)	$350.4	$373.0	$101.9	$110.4	$452.3	$483.4
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

	Six Months Ended June 30,
	2020	2019	Change	% Change
	(dollars in millions)
Gross Margin
Electric	$350.4	$373.0	$(22.6)	(6.1)%
Natural Gas	101.9	110.4	(8.5)	(7.7)
Total Gross Margin(1)	$452.3	$483.4	$(31.1)	(6.4)%
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Primary components of the change in gross margin include the following (in millions):

Gross Margin 2020 vs. 2019
Gross Margin Items Impacting Net Income
Electric retail volumes and demand	$(8.9)
Natural gas retail volumes	(8.0)
Lower electric QF liability adjustment	(3.3)
Montana electric supply cost recovery	(2.7)
Electric transmission	(1.5)
Montana natural gas rates	(0.7)
Montana electric rates	1.6
Other	(6.8)
Change in Gross Margin Impacting Net Income	(30.3)
Gross Margin Items Offset Within Net Income
Production tax credits flowed-through trackers	(3.0)
Operating expenses recovered in trackers	(0.2)
Property taxes recovered in trackers	2.4
Change in Items Offset Within Net Income	(0.8)
Decrease in Consolidated Gross Margin(1)	$(31.1)
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Consolidated gross margin for items impacting net income decreased $30.3 million due to the following items:

•A decrease in electric volumes due to warmer winter weather, primarily in our Montana jurisdiction, and impacts of the COVID-19 pandemic in the second quarter of 2020, offset in part by customer growth;
•A decrease in gas volumes due primarily to warmer winter weather and lower customer usage, offset in part by customer growth;
•A less favorable adjustment of our electric QF liability (unrecoverable costs associated with PURPA contracts as a part of a 2002 stipulation with the MPSC and other parties) as compared with the same period in 2019 due to the combination of:
•A net $1.1 million lower favorable adjustment due to actual price escalation, which was less than estimated ($2.2 million in the current period as compared with $3.3 million in the prior period); and
•Higher costs of approximately $2.2 million, due to a $0.9 million reduction in costs for the adjustment to actual output and pricing for the current contract year as compared with a $3.1 million reduction in costs in the prior period.
•A prior year recovery of Montana electric supply costs as a result of changes in the associated statute, offset in part by lower supply costs in 2020;
•Lower demand to transmit energy across our transmission lines due to market conditions and pricing, including the closure of Colstrip units 1 and 2;
•A decrease in Montana natural gas rates associated with the annual step down for our Montana gas production assets; and
•A decrease in other due primarily to nonrecurring items.

These decreases were partly offset by an increase in Montana electric retail rates.

The change in consolidated gross margin also includes the following items that had no impact on net income:

•A decrease in revenue due to the increase in production tax credit benefits passed through to customers in our tracker mechanisms, which are offset by decreased income tax expense;
•A decrease in revenues for operating costs included in trackers, offset by a decrease in associated operating expense; and
•An increase in revenues for property taxes included in trackers, offset by increased property tax expense

	Six Months Ended June 30,
	2020	2019	Change	% Change
	(dollars in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$150.7	$161.9	$(11.2)	(6.9)%
Property and other taxes	91.5	89.1	2.4	2.7
Depreciation and depletion	90.0	86.6	3.4	3.9
	$332.2	$337.6	$(5.4)	(1.6)%

Consolidated operating, general and administrative expenses were $150.7 million for the six months ended June 30, 2020, as compared with $161.9 million for the six months ended June 30, 2019. Primary components of the change include the following (in millions):

Operating, General & Administrative Expenses
2020 vs. 2019
Operating, General & Administrative Expenses Impacting Net Income
Employee benefits	$(3.7)
Labor	(1.8)
Hazard trees	(1.2)
Travel and training	(1.2)
Generation maintenance	(1.2)
Uncollectible accounts	3.1
Other	(1.9)
Change in Items Impacting Net Income	(7.9)

Operating, General & Administrative Expenses Offset Within Net Income
Non-employee directors deferred compensation	(6.3)
Operating expenses recovered in trackers	(0.2)
Pension and other postretirement benefits	3.2
Change in Operating, General & Administrative Expense Items Offset Within Net Income	(3.3)
Decrease in Operating, General & Administrative Expenses	$(11.2)

Consolidated operating, general and administrative expenses for items impacting net income decreased $7.9 million due to the following items:

•Lower employee benefit costs primarily due to a decrease in medical expense and employee incentive compensation expense. Medical costs includes approximately $0.9 million of reductions due to the COVID-19 pandemic;
•Decreased labor costs including approximately $0.7 million of in home customer work limited due to the COVID-19 pandemic during the second quarter of 2020 and more time being spent by employees on capital projects than maintenance projects (which are expensed);
•Lower hazard tree line clearance costs. As previously disclosed, we finalized our plan to address hazard tree clearance in 2018 and accelerated the program in 2019. We expect costs in 2020 to reflect a normal level, which is lower than 2019;
•A reduction in employee travel and training costs due to the impacts of the COVID-19 pandemic; and
•Lower maintenance at our electric generation facilities.

These decreases were partly offset by an increase in uncollectible accounts expense. In March 2020, we voluntarily suspended service disconnections for non-payment, to help customers who may be financially impacted by the COVID-19 pandemic.

The change in consolidated operating, general and administrative expenses also includes the following items that had no impact on net income:

•A change in value of non-employee directors deferred compensation due to changes in our stock price, offset in other income;
•Lower operating expenses included in trackers recovered through revenue; and
•The regulatory treatment of the non-service cost components of pension and postretirement benefit expense, which is offset in other income.

Property and other taxes were $91.5 million for the six months ended June 30, 2020, as compared with $89.1 million in the same period of 2019. This increase was primarily due to plant additions and higher estimated property valuations in Montana.

Depreciation and depletion expense was $90.0 million for the six months ended June 30, 2020, as compared with $86.6 million in the same period of 2019. This increase was primarily due to a reduction in depreciation expense in the second quarter of 2019 as a result of our Montana electric rate case settlement, and to a lesser extent plant additions.

Consolidated operating income for the six months ended June 30, 2020 was $120.1 million as compared with $145.8 million in the same period of 2019. This decrease was primarily due to lower gross margin, partly offset by lower operating expenses.

Consolidated interest expense for the six months ended June 30, 2020 was $48.6 million as compared with $47.3 million in the same period of 2019, including approximately $0.7 million as a result of higher borrowings in the second quarter of 2020, in part as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of the uncertainty in the markets.

Consolidated other expense was $1.8 million for the six months ended June 30, 2020 as compared to other income of $1.3 million during the same period of 2019. This was primarily due to a $6.3 million decrease in the value of deferred shares held in trust for non-employee directors deferred compensation that was partly offset by a $3.2 million decrease in other pension expense, both of which are offset in operating, general, and administrative expense with no impact to net income.

Consolidated income tax benefit for the six months ended June 30, 2020 was $2.5 million as compared with $20.7 million in the same period of 2019. The income tax benefit for 2019 reflects the recognition of approximately $22.8 million of unrecognized tax benefits, including approximately $2.7 million of accrued interest and penalties, due to the lapse of statutes of limitation in the second quarter of 2019. Our effective tax rate for the six months ended June 30, 2020 was (3.6)% as compared with (20.7)% for the same period of 2019. We expect our effective tax rate to range between (5)% to 0% in 2020.

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in millions):

	Six Months Ended June 30,
	2020		2019
Income Before Income Taxes	$69.7		$99.8

Income tax calculated at federal statutory rate	14.6	21.0%	21.0	21.0%

Permanent or flow-through adjustments:
State income, net of federal provisions	—	0.1	1.2	1.2
Flow-through repairs deductions	(10.6)	(15.3)	(10.1)	(10.1)
Production tax credits	(5.3)	(7.7)	(5.9)	(5.8)
Share-based compensation	(0.6)	(0.9)	0.2	0.2
Amortization of excess deferred income taxes	(0.5)	(0.7)	(1.6)	(1.6)
Plant and depreciation of flow-through items	0.2	0.3	(2.2)	(2.2)
Recognition of unrecognized tax benefit	—	—	(22.8)	(22.9)
Other, net	(0.3)	(0.4)	(0.5)	(0.5)
	(17.1)	(24.6)	(41.7)	(41.7)

Income tax benefit	$(2.5)	(3.6)%	$(20.7)	(20.7)%

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

ELECTRIC SEGMENT

We have various classifications of electric revenues, defined as follows:

•Retail: Sales of electricity to residential, commercial and industrial customers.
•Regulatory amortization: Primarily represents timing differences for electric supply costs and property taxes between when we incur these costs and when we recover these costs in rates from our customers.
•Transmission: Reflects transmission revenues regulated by the FERC.
•Wholesale and other are largely gross margin neutral as they are offset by changes in cost of sales.

Three Months Ended June 30, 2020 Compared with the Three Months Ended June 30, 2019

	Results
	2020	2019	Change	% Change
	(dollars in millions)
Retail revenues	$204.2	$198.9	$5.3	2.7%
Regulatory amortization	(0.1)	6.2	(6.3)	(101.6)
Total retail revenues	204.1	205.1	(1.0)	(0.5)
Transmission	12.9	13.4	(0.5)	(3.7)
Wholesale and Other	0.9	1.2	(0.3)	(25.0)
Total Revenues	217.9	219.7	(1.8)	(0.8)
Total Cost of Sales	48.3	42.7	5.6	13.1
Gross Margin(1)	$169.6	$177.0	$(7.4)	(4.2)%
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2020	2019	2020	2019	2020	2019
	(in thousands)
Montana	$70,589	$62,828	577	521	306,797	302,642
South Dakota	14,597	13,441	123	123	50,660	50,553
Residential	85,186	76,269	700	644	357,457	353,195
Montana	77,426	82,820	684	755	69,837	68,690
South Dakota	23,190	21,763	243	253	12,830	12,822
Commercial	100,616	104,583	927	1,008	82,667	81,512
Industrial	9,192	10,264	730	725	78	78
Other	9,242	7,757	50	38	6,403	6,067
Total Retail Electric	$204,236	$198,873	2,407	2,415	446,605	440,852

	Cooling Degree Days			2020 as compared with:
	2020	2019	Historic Average	2019	Historic Average
Montana	55	38	52	45% warmer	6% warmer
South Dakota	89	54	60	65% warmer	48% warmer
	Heating Degree Days			2020 as compared with:
	2020	2019	Historic Average	2019	Historic Average
Montana	1,227	1,159	1,169	6% cooler	5% cooler
South Dakota	1,464	1,681	1,540	13% warmer	5% warmer

The following summarizes the components of the changes in electric gross margin for the three months ended June 30, 2020 and 2019 (in millions):

Gross Margin 2020 vs. 2019
Gross Margin Items Impacting Net Income
Montana electric supply cost recovery	$(4.4)
Electric QF liability adjustment	(3.3)
Transmission	(0.5)
Retail volumes and demand	(0.2)
Other	(0.2)
Change in Gross Margin Impacting Net Income	(8.6)

Gross Margin Items Offset Within Net Income
Property taxes recovered in trackers	1.7
Operating expenses recovered in trackers	0.6
Production tax credits flowed-through trackers	(1.1)
Change in Gross Margin Items Offset Within Net Income	1.2
Decrease in Gross Margin(1)	$(7.4)
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Gross margin for items impacting net income decreased $8.6 million primarily due to the following items:

•A prior year recovery of Montana electric supply costs as a result of changes in the associated statute;
•A less favorable adjustment of our electric QF liability (unrecoverable costs associated with PURPA contracts as a part of a 2002 stipulation with the MPSC and other parties) as compared with the same period in 2019 due to the combination of:
•A net $1.1 million lower favorable adjustment due to actual price escalation, which was less than estimated ($2.2 million in the current period as compared with $3.3 million in the prior period); and
•Higher costs of approximately $2.2 million, due to a $0.9 million reduction in costs for the adjustment to actual output and pricing for the current contract year as compared with a $3.1 million reduction in costs in the prior period.
•Lower demand to transmit energy across our transmission lines due to market conditions and pricing, including the closure of Colstrip units 1 and 2; and
•A net decrease in electric retail volumes and commercial and industrial demand resulting from a decline of approximately $3 - $4 million related to the COVID-19 pandemic driven by a reduction in our commercial and industrial demand, offset in part by an increase in usage by residential customers. In addition, we had favorable customer growth and weather.

The change in gross margin also includes the following items that had no impact on net income:
•An increase in revenues for property taxes included in trackers, offset by increased property tax expense;
•An increase in revenues for operating costs included in trackers, offset by an increase in associated operating expense; and
•A decrease in revenues due to the increase in production tax credit benefits passed through to customers in our tracker mechanisms, which are offset by decreased income tax expense.

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

Six Months Ended June 30, 2020 Compared with the Six Months Ended June 30, 2019

	Results
	2020	2019	Change	% Change
	(dollars in millions)
Retail revenues	$438.3	$437.6	$0.7	0.2%
Regulatory amortization	(3.7)	25.3	(29.0)	(114.6)
Total retail revenues	434.6	462.9	(28.3)	(6.1)
Transmission	25.5	27.0	(1.5)	(5.6)
Wholesale and Other	2.4	2.8	(0.4)	(14.3)
Total Revenues	462.5	492.7	(30.2)	(6.1)
Total Cost of Sales	112.1	119.7	(7.6)	(6.3)
Gross Margin(1)	$350.4	$373.0	$(22.6)	(6.1)%
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2020	2019	2020	2019	2020	2019
	(in thousands)
Montana	$159,228	$156,924	1,310	1,329	306,384	302,399
South Dakota	33,515	31,456	303	318	50,651	50,611
Residential	192,743	188,380	1,613	1,647	357,035	353,010
Montana	163,432	169,530	1,476	1,573	69,764	68,477
South Dakota	49,685	44,923	534	537	12,782	12,796
Commercial	213,117	214,453	2,010	2,110	82,546	81,273
Industrial	17,951	21,845	1,405	1,426	78	78
Other	14,490	12,904	71	60	5,604	5,433
Total Retail Electric	$438,301	$437,582	5,099	5,243	445,263	439,794

	Cooling Degree Days			2020 as compared with:
	2020	2019	Historic Average	2019	Historic Average
Montana	55	38	52	45% warmer	6% warmer
South Dakota	89	54	60	65% warmer	48% warmer
	Heating Degree Days			2020 as compared with:
	2020	2019	Historic Average	2019	Historic Average
Montana	4,355	5,221	4,378	17% warmer	1% warmer
South Dakota	5,493	6,342	5,600	13% warmer	2% warmer

The following summarizes the components of the changes in electric gross margin for the six months ended June 30, 2020 and 2019 (in millions):

Gross Margin 2020 vs. 2019
Gross Margin Items Impacting Net Income
Retail volumes and demand	$(8.9)
QF liability adjustment	(3.3)
Montana supply cost recovery	(2.7)
Transmission	(1.5)
Montana rates	1.6
Other	(7.0)
Change in Gross Margin Impacting Net Income	(21.8)

Gross Margin Items Offset Within Net Income
Production tax credits flowed-through trackers	(3.0)
Operating expenses recovered in trackers	(0.2)
Property taxes recovered in trackers	2.4
Change in Items Offset Within Net Income	(0.8)
Decrease in Gross Margin(1)	$(22.6)
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Gross margin for items impacting net income decreased $21.8 million primarily due to the following items:

•A decrease in volumes due to warmer winter weather, primarily in our Montana jurisdiction, and impacts of the COVID-19 pandemic in the second quarter of 2020, offset in part by customer growth;
•A less favorable adjustment of our electric QF liability (unrecoverable costs associated with PURPA contracts as a part of a 2002 stipulation with the MPSC and other parties) as compared with the same period in 2019 due to the combination of:
•A net $1.1 million lower favorable adjustment due to actual price escalation, which was less than estimated ($2.2 million in the current period as compared with $3.3 million in the prior period); and
•Higher costs of approximately $2.2 million, due to a $0.9 million reduction in costs for the adjustment to actual output and pricing for the current contract year as compared with a $3.1 million reduction in costs in the prior period.
•A prior year recovery of Montana electric supply costs as a result of changes in the associated statute, offset in part by lower supply costs in 2020;
•Lower demand to transmit energy across our transmission lines due to market conditions and pricing, including the closure of Colstrip units 1 and 2; and
•A decrease in other due primarily to nonrecurring items.

These decreases were partly offset by an increase in Montana electric rates.

The change in gross margin also includes the following items that had no impact on net income:

•A decrease in revenues due to the increase in production tax credit benefits passed through to customers in our tracker mechanisms, which are offset by decreased income tax expense;
•A decrease in revenues for operating costs included in trackers, offset by decreased operating expense; and
•An increase in revenues for property taxes included in trackers, offset by increased property tax expense;

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

NATURAL GAS SEGMENT

We have various classifications of natural gas revenues, defined as follows:

•Retail: Sales of natural gas to residential, commercial and industrial customers.
•Regulatory amortization: Primarily represents timing differences for natural gas supply costs and property taxes between when we incur these costs and when we recover these costs in rates from our customers, which is also reflected in cost of sales and therefore has minimal impact on gross margin.
•Wholesale: Primarily represents transportation and storage for others.

Three Months Ended June 30, 2020 Compared with the Three Months Ended June 30, 2019

	Results
	2020	2019	Change	% Change
	(dollars in millions)
Retail revenues	$38.7	$44.1	$(5.4)	(12.2)%
Regulatory amortization	4.0	(1.9)	5.9	(310.5)
Total retail revenues	42.7	42.2	0.5	1.2
Wholesale and other	8.7	8.9	(0.2)	(2.2)
Total Revenues	51.4	51.1	0.3	0.6
Total Cost of Sales	12.7	13.1	(0.4)	(3.1)
Gross Margin(1)	$38.7	$38.0	$0.7	1.8%
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

	Revenues		Dekatherms (Dkt)		Customer Counts
	2020	2019	2020	2019	2020	2019
	(in thousands)
Montana	$17,483	$18,748	2,344	2,206	177,089	174,648
South Dakota	4,724	5,657	612	686	40,501	39,961
Nebraska	3,522	4,205	533	543	37,537	37,311
Residential	25,729	28,610	3,489	3,435	255,127	251,920
Montana	8,236	9,480	1,140	1,185	24,489	24,220
South Dakota	2,888	3,583	598	660	6,886	6,786
Nebraska	1,539	2,095	362	405	4,975	4,888
Commercial	12,663	15,158	2,100	2,250	36,350	35,894
Industrial	111	111	16	13	231	240
Other	177	209	30	32	152	166
Total Retail Gas	$38,680	$44,088	5,635	5,730	291,860	288,220

	Heating Degree Days			2020 as compared with:
	2020	2019	Historic Average	2019	Historic Average
Montana	1,265	1,199	1,225	6% cooler	3% cooler
South Dakota	1,464	1,681	1,540	13% warmer	5% warmer
Nebraska	1,136	1,215	1,262	7% warmer	10% warmer

The following summarizes the components of the changes in natural gas gross margin for the three months ended June 30, 2020 and 2019:

Gross Margin 2020 vs. 2019
(in millions)
Gross Margin Items Impacting Net Income
Retail volumes	$0.4
Montana rates	(0.1)
Other	0.1
Change in Gross Margin Impacting Net Income	0.4

Gross Margin Items Offset Within Net Income
Property taxes recovered in trackers	0.4
Operating expenses recovered in trackers	(0.1)
Change in Gross Margin Items Offset Within Net Income	0.3
Increase in Gross Margin(1)	$0.7
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Gross margin for items impacting net income increased $0.4 million primarily due:

•Higher Montana residential loads as a result of cooler spring weather and customer growth, offset in part by decreases in our South Dakota and Nebraska jurisdictions as a result of warmer spring weather; and
•A reduction of rates from the step down of our Montana gas production assets.

The change in gross margin also includes the following items that had no impact on net income:

•An increase in revenues for property taxes included in trackers, offset by higher recoverable property tax expense; and
•A decrease in revenues for operating costs included in trackers, offset by decreased operating expense.

Our wholesale and other revenues are largely gross margin neutral as they are offset by changes in cost of sales.

Six Months Ended June 30, 2020 Compared with the Six Months Ended June 30, 2019

	Results
	2020	2019	Change	% Change
	(dollars in millions)
Retail revenues	$126.1	$150.9	$(24.8)	(16.4)%
Regulatory amortization	(2.3)	(7.1)	4.8	(67.6)
Total retail revenues	123.8	143.8	(20.0)	(13.9)
Wholesale and other	18.3	18.4	(0.1)	(0.5)
Total Revenues	142.1	162.2	(20.1)	(12.4)
Total Cost of Sales	40.2	51.8	(11.6)	(22.4)
Gross Margin(1)	$101.9	$110.4	$(8.5)	(7.7)%
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

	Revenues		Dekatherms (Dkt)		Customer Counts
	2020	2019	2020	2019	2020	2019
	(in thousands)
Montana	$55,778	$64,386	7,980	9,080	176,847	174,558
South Dakota	14,995	18,699	2,196	2,433	40,544	40,132
Nebraska	11,209	13,845	1,828	2,040	37,580	37,472
Residential	81,982	96,930	12,004	13,553	254,971	252,162
Montana	27,390	32,497	4,062	4,783	24,477	24,210
South Dakota	10,183	12,791	2,191	2,265	6,902	6,814
Nebraska	5,600	7,395	1,250	1,456	4,988	4,905
Commercial	43,173	52,683	7,503	8,504	36,367	35,929
Industrial	451	593	70	90	232	240
Other	520	649	93	110	152	166
Total Retail Gas	$126,126	$150,855	19,670	22,257	291,722	288,497

	Heating Degree Days			2020 as compared with:
	2020	2019	Historic Average	2019	Historic Average
Montana	4,401	5,251	4,527	16% warmer	3% warmer
South Dakota	5,493	6,342	5,600	13% warmer	2% warmer
Nebraska	4,210	4,849	4,632	13% warmer	9% warmer

The following summarizes the components of the changes in natural gas gross margin for the six months ended June 30, 2020 and 2019:

Gross Margin 2020 vs. 2019
(in millions)
Gross Margin Items Impacting Net Income
Retail volumes	$(8.0)
Montana rates	(0.7)
Other	0.2
Change in Gross Margin Impacting Net Income	(8.5)

Decrease in Gross Margin(1)	$(8.5)
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Gross margin for items impacting net income decreased $8.5 million primarily due to the following items:

•A decrease in gas volumes due primarily to warmer winter weather and lower customer usage, offset in part by customer growth; and
•A reduction of rates due to the step down of our Montana gas production assets.

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

As discussed above in the Significant Trends and Regulation section of Management’s Discussion and Analysis, in response to the COVID-19 pandemic and as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of current uncertainty in the markets, we entered into a $100 million Term Loan. On April 3, 2020 we borrowed the full amount under the Term Loan. We used the proceeds to pay down a portion of our outstanding revolving credit facility borrowings and for general corporate purposes. The Term Loan bears interest at variable rates tied to the Eurodollar rate plus a credit spread of 1.50%. All principal and unpaid interest under the Term Loan is due and payable on April 2, 2021. The Term Loan provides for prepayment of the principal and interest; however, amounts prepaid may not be reborrowed. The Term Loan requires us to maintain a consolidated indebtedness to total capitalization ratio of 65 percent or less. Failure to comply with this covenant would entitle the banks to terminate their lending commitments and to accelerate the maturity of all amounts outstanding under the Term Loan. As of July 24, 2020, we were in compliance with this covenant.

In addition, in May 2020, we issued $100 million principal amount of Montana First Mortgage Bonds and $50 million principal amount of South Dakota First Mortgage Bonds, each at a fixed interest rate of 3.21% maturing on May 15, 2030. We issued these bonds in a transaction exempt from the registration requirements of the Securities Act of 1933. Proceeds were used to repay a portion of our outstanding borrowings under our revolving credit facilities and for other general corporate purposes. The bonds are secured by our electric and natural gas assets in Montana and South Dakota.

Liquidity is provided by internal cash flows and the use of our credit facilities. We have a $400 million revolving credit facility, a $25 million revolving credit facility to provide swingline borrowing capability, and as discussed above entered into a $100 million Term Loan in April 2020. We utilize availability under our revolvers to manage our cash flows due to the seasonality of our business, and utilize any cash on hand in excess of current operating requirements to invest in our business and reduce borrowings. As of June 30, 2020, our total net liquidity was approximately $368.5 million, including $7.5 million of cash and $361.0 million of revolving credit facility availability. As of June 30, 2020, there were no letters of credit outstanding and $64.0 million in outstanding borrowings under our revolving credit facilities. Availability under our revolving credit facilities was $358.0 million as of July 24, 2020.

We remain on track for our approximately $400 million capital investment as disclosed in our annual report on Form 10-K for the year ended December 31, 2019. We continue to monitor the disruption in capital markets caused by the COVID-19 pandemic. If conditions further deteriorate and we need to access the capital markets there can be no assurance that we will be able to obtain such financing on commercially reasonable terms or at all. In addition, as previously disclosed, we are contemplating an equity issuance in late 2020 or early 2021 to maintain and protect our current credit ratings in balance with our current capital expenditure plans. Potential business disruptions and deterioration of the capital markets stemming from the COVID-19 pandemic could delay our contemplated equity issuance into 2021.

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

As of June 30, 2020, we have under collected our costs recovered through tracking mechanisms by approximately $12.8 million. We under collected our costs by approximately $32.5 million as of December 31, 2019 and under collected our costs by approximately $25.0 million as of June 30, 2019.

Credit Ratings

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are favorable to us and our customers, may impact our trade credit availability, and could result in the need to issue additional equity securities. Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s), and S&P Global Ratings (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. As of July 24, 2020, our current ratings with these agencies are as follows:

	Senior Secured Rating	Senior Unsecured Rating	Commercial Paper	Outlook
Fitch	A	A-	F2	Negative
Moody’s	A3	Baa2	Prime-2	Stable
S&P	A-	BBB	A-2	Stable

A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the credit rating agency and each rating should be evaluated independently of any other rating.

Cash Flows

The following table summarizes our consolidated cash flows (in millions):

	Six Months Ended June 30,
	2020	2019
Operating Activities
Net income	$72.2	$120.5
Non-cash adjustments to net income	94.3	73.5
Changes in working capital	56.9	(42.3)
Other noncurrent assets and liabilities	(4.2)	(7.1)
Cash Provided by Operating Activities	219.2	144.6

Investing Activities
Property, plant and equipment additions	(176.5)	(147.0)
Cash Used in Investing Activities	(176.5)	(147.0)

Financing Activities
Issuance of long-term debt	150.0	50.0
Issuance of short-term borrowings	100.0	—
Line of credit (repayments) borrowings, net	(225.0)	7.0
Dividends on common stock	(60.2)	(57.6)
Financing costs	(1.1)	(0.9)
Other	(2.1)	1.1
Cash Used in Financing Activities	(38.4)	(0.4)

Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	4.3	(2.8)
Cash, Cash Equivalents, and Restricted Cash, beginning of period	12.1	15.3
Cash, Cash Equivalents, and Restricted Cash, end of period	$16.4	$12.5

Cash Provided by Operating Activities

As of June 30, 2020, cash, cash equivalents, and restricted cash were $16.4 million as compared with $12.1 million at December 31, 2019 and $12.5 million at June 30, 2019. Cash provided by operating activities totaled $219.2 million for the six months ended June 30, 2020 as compared with $144.6 million during the six months ended June 30, 2019. This increase in operating cash flows is primarily due to improved collections of energy supply costs in the current period, as compared with higher procured supply costs, credits to Montana customers of approximately $20.5 million in the first quarter of 2019, and transmission generation interconnection refunds in the prior period. These improvements were offset in part by reduced net income.

Cash Used in Investing Activities

Cash used in investing activities increased by approximately $29.5 million as compared with the first six months of 2019. Plant additions during the first six months of 2020 include maintenance additions of approximately $114.4 million and capacity related capital expenditures of $62.1 million. Plant additions during the first six months of 2019 included maintenance additions of approximately $103.6 million, and capacity related capital expenditures of approximately $43.4 million.

Cash Used in Financing Activities

Cash used in financing activities totaled $38.4 million during the six months ended June 30, 2020 as compared with $0.4 million during the six months ended June 30, 2019. During the six months ended June 30, 2020, cash used in financing activities reflects net repayments under our revolving lines of credit of $225.0 million and dividends of $60.2 million, offset in part by proceeds from the issuance of debt of $150.0 million and short term borrowings of $100.0 million. During the six months ended June 30, 2019, net cash used in financing activities reflects payment of dividends of $57.6 million, offset in part by proceeds from the issuance of debt of $50.0 million and net borrowings under our revolving lines of credit of $7.0 million.

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of June 30, 2020. See our Annual Report on Form 10-K for the year ended December 31, 2019 for additional discussion.

	Total	2020	2021	2022	2023	2024	Thereafter
	(in thousands)
Long-term debt (1)	$2,170,637	$—	$64,000	$—	$144,660	$—	$1,961,977
Finance leases	18,724	1,284	2,668	2,875	3,098	3,338	5,461
Short-term borrowings	100,000	100,000	—	—	—	—	—
Estimated pension and other postretirement obligations (2)	60,201	7,628	13,491	13,209	13,097	12,776	NA
Qualifying facilities liability (3)	590,067	38,111	77,722	79,572	81,646	79,384	233,632
Supply and capacity contracts (4)	1,828,855	92,102	153,341	150,574	151,034	145,560	1,136,244
Contractual interest payments on debt (5)	1,501,497	42,630	83,794	82,417	81,212	79,524	1,131,920
Environmental remediation obligations (6)	4,086	2,028	912	720	213	213	NA
Total Commitments (7)	$6,274,067	$283,783	$395,928	$329,367	$474,960	$320,795	$4,469,234
_________________________
(1)Represents cash payments for long-term debt and excludes $12.9 million of debt discounts and debt issuance costs, net.
(2)We estimate cash obligations related to our pension and other postretirement benefit programs for five years, as it is not practicable to estimate thereafter. Pension and postretirement benefit estimates reflect our expected cash contributions, which may be in excess of minimum funding requirements.
(3)Certain QFs require us to purchase minimum amounts of energy at prices ranging from $63 to $136 per MWH through 2029. Our estimated gross contractual obligation related to these QFs is approximately $590.1 million. A portion of the costs incurred to purchase this energy is recoverable through rates authorized by the MPSC, totaling approximately $478.4 million.
(4)We have entered into various purchase commitments, largely purchased power, electric transmission, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 24 years.
(5)Contractual interest payments includes our revolving credit facilities, which have a variable interest rate. We have assumed an average interest rate of 1.42% on the outstanding balance through maturity of the facilities.
(6)We estimate environmental remediation obligations for five years, as it is not practicable to estimate thereafter. Our environmental reserve relates primarily to the remediation of former manufactured gas plant sites owned by us.
(7)Potential tax payments related to uncertain tax positions are not practicable to estimate and have been excluded from this table.

Other Obligations - As a co-owner of Colstrip, we provided surety bonds of approximately $22.8 million and $13.2 million as of June 30, 2020 and December 31, 2019, respectively, on behalf of the operator to ensure the operation and maintenance of remedial and closure actions are carried out related to the Administrative Order on Consent Regarding Impacts Related to Wastewater Facilities Comprising the Closed-Loop System at Colstrip Steam Electric Stations, Colstrip Montana (the AOC) as required by the MDEQ. As costs are incurred under the AOC, the surety bonds will be reduced.

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

We continually evaluate the appropriateness of our estimates and assumptions. Actual results could differ from those estimates. We consider an estimate to be critical if it is material to the Financial Statements and it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate are reasonably likely to occur from period to period. This includes the accounting for the following: regulatory assets and liabilities, pension and postretirement benefit plans, income taxes and qualifying facilities liability. These policies were disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019. As of June 30, 2020, there have been no material changes in these policies.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, including, but not limited to, interest rates, energy commodity price volatility, and counterparty credit exposure. Management has established comprehensive risk management policies and procedures to manage these market risks.

Interest Rate Risk

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. We manage our interest rate risk by issuing primarily fixed-rate long-term debt with varying maturities, refinancing certain debt and, at times, hedging the interest rate on anticipated borrowings. All of our debt has fixed interest rates, with the exception of our revolving credit facilities and Term Loan. The $400 million revolving credit facility bears interest at the lower of prime plus a credit spread, ranging from 0.00% to 0.75%, or available rates tied to the Eurodollar rate plus a credit spread, ranging from 0.88% to 1.75%. In addition, we have a $25 million revolving credit facility, to provide swingline borrowing capability. The $25 million revolving credit facility bears interest at the lower of prime plus a credit spread of 0.13%, or available rates tied to the Eurodollar rate plus a credit spread of 0.65%. As of June 30, 2020, we had approximately $64.0 million in borrowings under our revolving credit facilities. A 1.0% increase in interest rates would increase our annual interest expense by approximately $0.6 million.

In addition, in April 2020, we entered into a 364-day Term Loan and borrowed the full amount of $100 million, which bears interest at variable rates tied to the Eurodollar rate plus a credit spread of 1.50%. A 1.0% increase in interest rates would increase interest expense by approximately $1.0 million.

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

ITEM 4.CONTROLS AND PROCEDURES

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

ITEM 1.LEGAL PROCEEDINGS

See Note 10, Commitments and Contingencies, to the Financial Statements for information regarding legal proceedings.

ITEM 1A.  RISK FACTORS

You should carefully consider the risk factors described below, as well as all other information available to you, before making an investment in our common stock or other securities.

The COVID-19 pandemic and resulting adverse economic conditions have had, and we expect are likely to continue to have, a negative impact on our business, financial condition and results of operations.

The COVID-19 pandemic negatively impacted our operations, liquidity, financial condition and results of operations in the second quarter of 2020. The situation remains dynamic and subject to rapid and possibly material change, which ultimately could result in material negative effects on our business and results of operations.

Economic - The COVID-19 pandemic continues to be an evolving situation with an extended disruption of economic activity. We have experienced lower demand for electricity and natural gas as well as the inability of various customers, contractors, suppliers and other business partners to fulfill their obligations. There can be no assurance that any decrease in revenues resulting from the COVID-19 pandemic will return to previous levels in the future. Decreases in per capita income and level of disposable income, increased unemployment or a decline in consumer confidence could have an adverse effect on our business. Certain of our customers have been, and may in the future be, required to close down or operate at a lower capacity, which may, as a result, adversely impact our business in the short term and may in the future materially adversely affect our business, financial condition and results of operations. While we cannot predict the ultimate impact of the COVID-19 pandemic, our financial results in the second quarter were impacted by lower sales volumes, increased operating expenses due primarily to an increase in reserves for uncollectible accounts due to the unprecedented economic disruption and discontinuance of customer disconnects, and an increase in interest expense. In addition, we continue to monitor the disruption in capital markets caused by the COVID-19 pandemic. If conditions further deteriorate and we need to access the capital markets there can be no assurance that we will be able to obtain such financing on commercially reasonable terms or at all.

Despite our efforts to manage these impacts, their ultimate impact is highly uncertain and subject to change, and also depends on factors beyond our knowledge or control, including the duration and severity of this outbreak, third-party actions taken to contain its spread and mitigate its public health effects, and possible federal or state legislative actions related to utility operations or additional economic stimulus packages. We do not yet know the full extent of the potential impact to our business or the global economy as a whole and could be significant. In addition, we cannot predict the impact that the COVID-19 pandemic will have on our customers, suppliers, vendors, and other business partners, and each of their financial conditions; however, any material effect on these parties could adversely impact us.

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

The impacts of the COVID-19 pandemic may also exacerbate risks discussed below, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.

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

In addition to rate cases, our cost tracking mechanisms are a significant component of how we recover our costs. Trackers can also be highly contested dockets and, as with a rate case, there is no guarantee that the regulatory commission will approve our request to recover costs. Our PCCAM docket for the July 1, 2018 to June 30, 2019 time period includes replacement power costs procured during an intermittent outage at Colstrip Unit 4 in 2018. In addition, in May 2019, the statute changed removing the previously established “deadband” of +/- $4.1 million from base costs and removing QF costs from the 90% / 10% sharing calculation. The MPSC held a hearing in this docket in June 2020 and we expect a decision during the fourth quarter of 2020. There can be no assurance that the MPSC will allow recovery of costs consistent with our filing, which could have a material adverse effect on our financial results.

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

In addition, the remaining depreciable life of our investment in Colstrip Unit 4 is through 2042. Our recovery of costs associated with the shut-down of the facility prior to the end of the depreciable life would be subject to MPSC approval. Two of the other joint owners have entered into settlements with regulators to accelerate the recovery of their investment in Colstrip Units 3 and 4 by using a depreciable life through 2027. In May 2019, the Washington state legislature enacted a statute mandating Washington electric utilities to “eliminate coal-fired resources from [their] allocation of electricity” on or before December 31, 2025. The owners, which had earlier set and requested a depreciable life through 2027, are subject to this Washington statute and its 2025 deadline. On July 20, 2020 a third joint owner filed a Settlement Stipulation with the Washington Utilities and Transportation Commission, agreeing to a depreciable life of Unit 4 through 2023. Under the Ownership and Operation Agreement to which each of the Colstrip Units 3 and 4 co-owners are a party, we believe that Unit 4 cannot be closed without each co-owner’s consent.

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

We must comply with established reliability standards and requirements including Critical Infrastructure Protection (CIP) Reliability Standards, which apply to North American Electric Reliability Corporation (NERC) functions. NERC reliability standards protect the nations’ bulk power system against potential disruptions from cyber and physical security breaches. The FERC, NERC, or a regional reliability organization may assess penalties against any responsible entity that violates their rules, regulations or standards. Penalties for the most severe violations can reach as high as approximately $1.2 million per violation, per day. If a serious reliability incident or other incidence of noncompliance did occur, it could have a material adverse effect on our operating and financial results.

Additionally, the Pipeline and Hazardous Materials Safety Administration, Occupational Safety and Health Administration and other federal or state agencies have penalty authority. In the event of serious incidents, these agencies have become more active in pursuing penalties. Some states have the authority to impose substantial penalties. If a serious reliability or safety incident did occur, it could have a material effect on our results of operations, financial condition or cash flows.

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

For our electric distribution and transmission system, hazard trees located inside or outside our lines’ rights of way pose risks. Hazard trees are those trees that are structurally unsound and could fall into our lines if the trees failed. We are facing challenges to address these trees. The risk of fires is exacerbated in forested areas where beetle infestations have caused a significant increase in the quantity of standing dead and dying timber, increasing the risk that such trees may fall from either inside or outside our right-of-way into a power line igniting a fire. Fires alleged to have been caused by our system could expose us to significant penalties and / or damage claims on theories such as strict liability, negligence, gross negligence, trespass, inverse condemnation, and others.

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

Business Operations - We are subject to the potentially adverse operating and financial effects of terrorist acts and threats, as well as cyber attacks, physical security breaches and other disruptive activities of individuals or groups, and theft of our critical infrastructure information. Our generation, transmission and distribution facilities are deemed critical infrastructure and provide the framework for our service infrastructure. Cyber crime, which includes the use of malware, phishing attempts, computer viruses, and other means for disruption or unauthorized access has increased in frequency, scope, and potential impact in recent years. Our assets and the information technology systems on which they depend could be direct targets of, or indirectly affected by, cyber attacks and other disruptive activities, including those that impact third party facilities that are interconnected to us. Any significant interruption of these assets or systems could prevent us from fulfilling our critical business functions including delivering energy to our customers, and sensitive, confidential and other data could be compromised.

Security threats continue to evolve and adapt. We and our third-party vendors have been subject to, and will likely continue to be subject to, attempts to gain unauthorized access to systems, to confidential data, or to disrupt operations. None of these attempts has individually or in aggregate resulted in a security incident with a material impact on our financial condition or results of operations. Despite implementation of security and control measures, there can be no assurance that we will be able to prevent the unauthorized access of our systems and data, or the disruption of our operations, either of which could have a material impact.

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

Decreasing use per customer (driven, for example, by appliance and lighting efficiency) and the availability of cost-effective distributed generation, put downward pressure on load growth. Our most recent resource plans include an expected annual load growth assumption of 0.4 percent in Montana and 0.7% in South Dakota, which reflects low customer and usage increases, offset in part by these load reduction measures. Reductions in usage, attributable to various factors could materially affect our results of operations, financial position, and cash flows through, among other things, reduced operating revenues, increased operating and maintenance expenses, and increased capital expenditures, as well as potential asset impairment charges or accelerated depreciation and decommissioning expenses over shortened remaining asset useful lives.

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

Exhibit 4.2—Fortieth Supplemental Indenture, dated as of April 1, 2020, among NorthWestern Corporation and The Bank of New York Mellon and Beata Harvin, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated May 15, 2020, Commission File No. 1-10499).

Exhibit 4.3 — Sixteenth Supplemental Indenture, dated as of April 1, 2020, among NorthWestern Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 of NorthWestern Corporation's Current Report on Form 8-K, dated May 15, 2020, Commission File No. 1-10499).

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

NorthWestern Corporation
Date:	July 29, 2020	By:	/s/ BRIAN B. BIRD
Brian B. Bird
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer