Form 10-Q
period 2020-09-30
NORTHWESTERN CORP
filed 2020-10-22
CIK 73088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to

Commission File Number: 1-10499
NORTHWESTERN CORP
(Exact name of registrant as specified in its charter)

Delaware			46-0172280
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
3010 W. 69th Street	Sioux Falls	South Dakota	57108
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: 605-978-2900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	NWE	Nasdaq Stock Market LLC
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

Common Stock, Par Value $0.01, 50,581,973 shares outstanding at October 16, 2020

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
•the impact of extraordinary external events, such as the outbreak of the novel coronavirus (COVID-19) pandemic, on our liquidity, results of operations and financial condition;
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

PART 1. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Electric	$244,155	$241,237	$706,718	$733,933
Gas	36,455	33,599	178,507	195,842
Total Revenues	280,610	274,836	885,225	929,775
Operating Expenses
Cost of sales	68,038	64,227	220,353	235,706
Operating, general and administrative	73,322	76,998	224,042	238,916
Property and other taxes	45,306	44,089	136,786	133,188
Depreciation and depletion	44,289	43,166	134,336	129,766
Total Operating Expenses	230,955	228,480	715,517	737,576
Operating Income	49,655	46,356	169,708	192,199
Interest Expense, net	(23,677)	(23,722)	(72,298)	(71,023)
Other Income (Expense), net	785	(409)	(973)	864
Income Before Income Taxes	26,763	22,225	96,437	122,040
Income Tax Benefit (Expense)	2,703	(555)	5,227	20,098
Net Income	$29,466	$21,670	$101,664	$142,138

Average Common Shares Outstanding	50,577	50,444	50,551	50,422
Basic Earnings per Average Common Share	$0.58	$0.43	$2.01	$2.82
Diluted Earnings per Average Common Share	$0.58	$0.42	$2.01	$2.80
Dividends Declared per Common Share	$0.60	$0.575	$1.80	$1.725
See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Income	$29,466	$21,670	$101,664	$142,138
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(3)	42	90	18
Reclassification of net losses on derivative instruments	113	114	339	339
Total Other Comprehensive Income	110	156	429	357
Comprehensive Income	$29,576	$21,826	$102,093	$142,495

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	September 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$3,512	$5,145
Restricted cash	10,497	6,925
Accounts receivable, net	133,115	167,405
Inventories	69,055	53,925
Regulatory assets	47,060	54,432
Other	18,089	13,895
Total current assets	281,328	301,727
Property, plant, and equipment, net	4,860,759	4,700,924
Goodwill	357,586	357,586
Regulatory assets	511,459	484,131
Other noncurrent assets	64,507	66,334
Total Assets	$6,075,639	$5,910,702
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of finance leases	$2,618	$2,476
Short term borrowings	100,000	—
Accounts payable	74,663	96,690
Accrued expenses	269,722	202,021
Regulatory liabilities	46,513	33,080
Total current liabilities	493,516	334,267
Long-term finance leases	15,463	17,439
Long-term debt	2,188,901	2,233,281
Deferred income taxes	456,735	447,986
Noncurrent regulatory liabilities	468,350	451,483
Other noncurrent liabilities	398,124	387,152
Total Liabilities	4,021,089	3,871,608
Commitments and Contingencies (Note 10)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 54,144,775 and 50,581,098 shares, respectively; Preferred stock, par value 0.01; authorized 50,000,000 shares; none issued	541	541
Treasury stock at cost	(98,242)	(96,015)
Paid-in capital	1,514,820	1,508,970
Retained earnings	646,650	635,246
Accumulated other comprehensive loss	(9,219)	(9,648)
Total Shareholders' Equity	2,054,550	2,039,094
Total Liabilities and Shareholders' Equity	$6,075,639	$5,910,702

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES:
Net income	$101,664	$142,138
Items not affecting cash:
Depreciation and depletion	134,336	129,766
Amortization of debt issuance costs, discount and deferred hedge gain	3,604	3,482
Stock-based compensation costs	5,347	4,778
Equity portion of allowance for funds used during construction	(4,503)	(4,118)
Gain on disposition of assets	(26)	(176)
Deferred income taxes	(3,759)	(16,350)
Changes in current assets and liabilities:
Accounts receivable	34,290	36,000
Inventories	(15,130)	(4,353)
Other current assets	(4,194)	(3,332)
Accounts payable	(4,181)	(13,942)
Accrued expenses	67,553	24,945
Regulatory assets	7,372	(17,662)
Regulatory liabilities	13,433	(19,265)
Other noncurrent assets	(6,225)	(5,366)
Other noncurrent liabilities	(7,066)	(2,684)
Cash Provided by Operating Activities	322,515	253,861
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(282,987)	(242,874)
Investment in equity securities	(42)	—
Cash Used in Investing Activities	(283,029)	(242,874)
FINANCING ACTIVITIES:
Treasury stock activity	(1,723)	1,220
Dividends on common stock	(90,260)	(86,343)
Issuance of long-term debt	150,000	150,000
Line of credit repayments, net	(193,000)	(76,000)
Issuance of short-term borrowings	100,000	—
Financing costs	(2,564)	(1,074)
Cash Used in Financing Activities	(37,547)	(12,197)
Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	1,939	(1,210)
Cash, Cash Equivalents, and Restricted Cash, beginning of period	12,070	15,311
Cash, Cash Equivalents, and Restricted Cash, end of period	$14,009	$14,101
Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$100	$68
Interest	55,220	55,515
Significant non-cash transactions:
Capital expenditures included in accounts payable	15,986	15,508

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,
	Number of Common Shares	Number of Treasury Shares	Common Stock	Treasury Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at June 30, 2019	53,996	3,553	$540	$(96,178)	$1,504,290	$611,159	$(9,733)	$2,010,078

Net income	—	—	—	—	—	21,670	—	21,670
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	42	42
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	114	114
Stock-based compensation	—	—	—	—	1,169	—	—	1,169
Issuance of shares	—	(3)	—	86	146	—	—	232
Dividends on common stock ($0.575 per share)	—	—	—	—	—	(28,781)	—	(28,781)
Balance at September 30, 2019	53,996	3,550	$540	$(96,092)	$1,505,605	$604,048	$(9,577)	$2,004,524

Balance at June 30, 2020	54,145	3,571	$541	$(98,438)	$1,513,510	$647,272	$(9,329)	$2,053,556

Net income	—	—	—	—	—	29,466	—	29,466
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(3)	(3)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	113	113
Stock-based compensation	—	—	—	—	1,140	—	—	1,140
Issuance of shares	—	(7)	—	196	170	—	—	366
Dividends on common stock ($0.600 per share)	—	—	—	—	—	(30,088)	—	(30,088)
Balance at September 30, 2020	54,145	3,564	$541	$(98,242)	$1,514,820	$646,650	$(9,219)	$2,054,550

	Nine Months Ended September 30,
	Number of Common Shares	Number of Treasury Shares	Common Stock	Treasury Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 31, 2018	53,889	3,566	$539	$(95,546)	$1,499,070	$548,253	$(9,934)	$1,942,382

Net income	—	—	—	—	—	142,138	—	142,138
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	18	18
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	339	339
Stock-based compensation	107	25	—	(1,646)	4,744	—	—	3,098
Issuance of shares	—	(41)	1	1,100	1,791	—	—	2,892
Dividends on common stock ($1.725 per share)	—	—	—	—	—	(86,343)	—	(86,343)
Balance at September 30, 2019	53,996	3,550	$540	$(96,092)	$1,505,605	$604,048	$(9,577)	$2,004,524

Balance at December 31, 2019	53,999	3,547	$541	$(96,015)	$1,508,970	$635,246	$(9,648)	$2,039,094

Net income	—	—	—	—	—	101,664	—	101,664
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	90	90
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	339	339
Stock-based compensation	146	35	—	(2,740)	5,310	—	—	2,570
Issuance of shares	—	(18)	—	513	540	—	—	1,053
Dividends on common stock ($1.80 per share)	—	—	—	—	—	(90,260)	—	(90,260)
Balance at September 30, 2020	54,145	3,564	$541	$(98,242)	$1,514,820	$646,650	$(9,219)	$2,054,550

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The unaudited Condensed Consolidated Financial Statements (Financial Statements) reflect all adjustments (which unless otherwise noted are normal and recurring in nature) that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows. The actual results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Events occurring subsequent to September 30, 2020, have been evaluated as to their potential impact to the Financial Statements through the date of issuance.

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

Certain long-term purchase power and tolling contracts may be considered variable interests. We have various long-term purchase power contracts with other utilities and certain qualifying co-generation facilities and qualifying small power production facilities (QF). We identified one QF contract that may constitute a VIE. We entered into a 40-year power purchase contract in 1984 with this 35 megawatt (MW) coal-fired QF to purchase substantially all of the facility’s capacity and electrical output over a substantial portion of its estimated useful life. We absorb a portion of the facility’s variability through annual changes to the price we pay per megawatt hour (MWH). After making exhaustive efforts, we have been unable to obtain the information from the facility necessary to determine whether the facility is a VIE or whether we are the primary beneficiary of the facility. The contract with the facility contains no provision which legally obligates the facility to release this information. We have accounted for this QF contract as an executory contract. Based on the current contract terms with this QF, as of September 30, 2020 our estimated remaining gross contractual payments aggregate approximately $123.9 million through 2024.

Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	September 30,	December 31,	September 30,	December 31,
	2020	2019	2019	2018
Cash and cash equivalents	$3,512	$5,145	$5,046	$7,860
Restricted cash	10,497	6,925	9,055	7,451
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$14,009	$12,070	$14,101	$15,311

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

(2) Regulatory Matters

COVID-19 Accounting Order Filings

In the second and third quarters of 2020, we experienced lower revenues and an increase in certain operating expenses as a result of the COVID-19 pandemic. In March we voluntarily informed both our retail customers and state regulators that disconnections for non-payment would be temporarily suspended. During August we advised customers that we would resume the disconnection process for customers whose accounts are in arrears.

South Dakota - On May 1, 2020, we submitted a joint filing with four other investor owned utilities to the South Dakota Public Utilities Commission (SDPUC) seeking approval for an accounting order to defer certain costs related to the COVID-19 pandemic as a regulatory asset, subject to future review for recovery from customers. We limited our specific request to uncollectible accounts expense in excess of amounts included in the latest electric and natural gas test periods. In August, the SDPUC issued an order granting deferral of our excess uncollectible accounts expense. As of September 30, 2020 we have deferred $0.4 million of uncollectible accounts expense into a regulatory asset in the Condensed Consolidated Balance Sheet.

Montana - On May 29, 2020, we filed a petition for an accounting order with the Montana Public Service Commission (MPSC) seeking approval of an accounting order to (i) defer uncollectible accounts expense in excess of amounts included in the latest electric and natural gas test periods; and (ii) requesting approval of a proposed pension contribution up to $40 million in 2020 to be recognized over a five-year period. The MPSC held a work session in October 2020 voting to allow tracking of uncollectible accounts expense and amortization of incremental pension contributions. We expect a final order on our request during the fourth quarter of 2020, and cannot determine the impact, if any, of the MPSC's decision until a final order is issued.

Pension costs in Montana are included in expense on a pay as you go (cash funding) basis. We contributed $10.2 million to the Montana pension plan during the nine months ended September 30, 2020. We have not yet determined whether we will contribute incremental amounts during the fourth quarter of 2020.

FERC Filing - Montana Transmission Service Rates

In May 2019, we submitted a filing with the Federal Energy Regulatory Commission (FERC) for our Montana transmission assets. The revenue requirement associated with our Montana FERC assets is reflected in our Montana MPSC-jurisdictional rates as a credit to retail customers. We will submit a compliance filing with the MPSC upon resolution of our Montana FERC case adjusting the proposed credit in our Montana retail rates. In June 2019, the FERC issued an order accepting our filing, granting interim rates (subject to refund) effective July 1, 2019, establishing settlement procedures and terminating our related Tax Cuts and Jobs Act filing. A settlement judge was appointed and settlement negotiations are ongoing.

Cost Recovery Mechanisms - Montana

Montana Electric and Natural Gas Supply Cost Trackers - Each year we submit electric and natural gas tracker filings for recovery of supply costs for the 12-month period ended June 30. The MPSC reviews such filings and makes its cost recovery determination based on whether or not our supply procurement activities were prudent.

The MPSC approved a new design for our electric tracker effective July 1, 2017. The revised electric tracker, or Power Costs and Credits Adjustment Mechanism (PCCAM), established a baseline of power supply costs and tracks the differences between the actual costs and associated base rate revenues. Rates are adjusted annually for variances between actual costs and associated revenues with the variances allocated 90% to customers and 10% to shareholders. The initial design of the PCCAM also included a “deadband” which required us to absorb the variances within +/- $4.1 million from the base revenues. In 2019, the Montana legislature made two statutory changes which affected the PCCAM by prohibiting a deadband and allowing 100% recovery of QF purchases. The 90%/10% sharing ratio for other costs remains in place.

In September 2019, we submitted our annual PCCAM filing for the period July 1, 2018 to June 30, 2019, requesting recovery of approximately $23.8 million in electric supply costs. The Montana Consumer Counsel (MCC) and the Montana Environmental Information Center (MEIC) submitted testimony advocating for a disallowance of approximately $6.0 million of replacement power costs incurred during a 2018 third quarter intermittent outage at our Colstrip generating facility necessary to ensure compliance with air permit limits. In addition, the MCC advocated for an application of the deadband and QF cost sharing from July 2018 to the May 2019 statutory change, which would result in an additional under recovery of costs of approximately $4.0 million. The MPSC held a hearing on this matter in June 2020 and we expect a decision in the fourth quarter of 2020. We began collecting costs for the July 2018 - June 2019 tracker period on October 1, 2019, and as of September 30, 2020, the remaining under collection of approximately $2.1 million was reflected in regulatory assets in the Condensed Consolidated Balance Sheets.

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

The District Court reversed and modified the MPSC’s decisions on rates, contract term, and the Symmetry Finding. We appealed the District Court’s order regarding rates and contract term to the Montana Supreme Court, which also granted our request to stay the District Court's decision. The MPSC did not appeal the District Court’s Symmetry Finding. On August 24, 2020, the Montana Supreme Court found that the MPSC's order on rates and contract length was arbitrary, left the stay in place, and remanded to the MPSC for consideration when setting rates and contract lengths for small QF's in future regulatory proceedings.
The MPSC adopted the Symmetry Finding in another order when setting the rates and contract term for a large QF - MT Sun, LLC (MTSun). We, as well as MTSun, sought judicial review of the MPSC’s order. The District Court reversed and modified the MPSC’s order regarding rates, contract length, and the Symmetry Finding. We appealed the District Court’s order to the Montana Supreme Court on the issues of rates and contract length, and the MPSC did not appeal the District Court’s reversal of the Symmetry Finding. On September 22, 2020, the Montana Supreme Court found the MPSC's order on rates and contract length was arbitrary and that MTSun is entitled to the rates and contract term determined by the District Court. We are authorized through our PCCAM tariff to recover 100% of our QF purchased power costs.

Montana Community Renewable Energy Projects (CREPs)

We were required to acquire, as of December 31, 2019, approximately 66 MW of CREPs. While we have made progress towards meeting this obligation by acquiring approximately 36 MW of CREPs, we have been unable to acquire the remaining MWs required for various reasons, including the fact that proposed projects fail to qualify as CREPs or do not meet the statutory cost cap. The MPSC granted us waivers for 2012 through 2016. The validity of the MPSC’s action as it related to waivers granted for 2015 and 2016 has been challenged legally and we are waiting on a final decision from the Montana Supreme Court. We expect to file waiver requests for 2017, 2018, and 2019 after resolution of that litigation. If the Montana Supreme Court rules that the 2015 and 2016 waivers were invalid or if the requested waivers for 2017 through 2019 are not granted, we are likely to be liable for penalties. If the MPSC imposes a penalty, the amount of the penalty would depend on how the MPSC calculated the energy that a CREP would have produced. However, we do not believe any such penalty would be material.

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

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in thousands):

	Three Months Ended September 30,
	2020		2019
Income Before Income Taxes	$26,763		$22,225

Income tax calculated at federal statutory rate	5,621	21.0%	4,667	21.0%

Permanent or flow-through adjustments:
State income tax, net of federal provisions	46	0.2	65	0.3
Flow-through repairs deductions	(4,213)	(15.7)	(2,606)	(11.7)
Production tax credits	(2,205)	(8.2)	(1,414)	(6.3)
Amortization of excess deferred income tax	(222)	(0.8)	(374)	(1.7)
Plant and depreciation of flow-through items	103	0.4	(263)	(1.2)
Prior year permanent return to accrual adjustments	(1,728)	(6.5)	559	2.5
Other, net	(105)	(0.5)	(79)	(0.4)
	(8,324)	(31.1)	(4,112)	(18.5)

Income tax (benefit) expense	$(2,703)	(10.1)%	$555	2.5%

	Nine Months Ended September 30,
	2020		2019
Income Before Income Taxes	$96,437		$122,040

Income tax calculated at federal statutory rate	20,252	21.0%	25,628	21.0%

Permanent or flow through adjustments:
State income, net of federal provisions	73	0.1	1,230	1.0
Flow-through repairs deductions	(14,859)	(15.4)	(12,694)	(10.4)
Production tax credits	(7,553)	(7.8)	(7,252)	(5.9)
Share-based compensation	(609)	(0.6)	186	0.2
Amortization of excess deferred income tax	(731)	(0.8)	(1,939)	(1.6)
Prior year permanent return to accrual adjustments	(1,728)	(1.8)	559	0.4
Plant and depreciation of flow through items	299	0.3	(2,449)	(2.0)
Recognition of unrecognized tax benefit	—	—	(22,825)	(18.7)
Other, net	(371)	(0.4)	(542)	(0.5)
	(25,479)	(26.4)	(45,726)	(37.5)

Income tax benefit	$(5,227)	(5.4)%	$(20,098)	(16.5)%

The income tax benefit for 2019 reflects the recognition of approximately $22.8 million of unrecognized tax benefits, including approximately $2.7 million of accrued interest and penalties, net of tax, due to the lapse of statutes of limitation in the second quarter of 2019.

Coronavirus Aid, Relief, and Economic Security Act (the CARES Act)

In response to the COVID-19 pandemic, on March 27, 2020, President Donald Trump signed into law the CARES Act. We evaluated the provisions of the CARES Act as of September 30, 2020, and determined it had no material effect on our Financial Statements. Certain tax provisions may result in immaterial cash refunds.

Uncertain Tax Positions

We recognize tax positions that meet the more-likely-than-not threshold as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. We have unrecognized tax benefits of approximately $33.9 million as of September 30, 2020, including approximately $28.0 million that, if recognized, would impact our effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitation within the next twelve months.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2020, we do not have any amounts accrued for the payment of interest and penalties. As discussed above, during the nine months ended September 30, 2019, we released $2.7 million of accrued interest in the Condensed Consolidated Statements of Income.

Tax years 2016 and forward remain subject to examination by the Internal Revenue Service (IRS) and state taxing authorities. In addition, the available federal net operating loss carryforward may be reduced by the IRS for losses originating in certain tax years from 2002 forward.

(4) Comprehensive Income (Loss)

The following tables display the components of Other Comprehensive Income (Loss), after-tax, and the related tax effects (in thousands):

	Three Months Ended
	September 30, 2020			September 30, 2019
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation adjustment	$(3)	$—	$(3)	$42	$—	$42
Reclassification of net income (loss) on derivative instruments	153	(40)	113	154	(40)	114
Other comprehensive income (loss)	$150	$(40)	$110	$196	$(40)	$156

	Nine Months Ended
	September 30, 2020			September 30, 2019
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation adjustment	$90	$—	$90	$18	$—	$18
Reclassification of net income (loss) on derivative instruments	459	(120)	339	460	(121)	339
Other comprehensive income (loss)	$549	$(120)	$429	$478	$(121)	$357

Balances by classification included within accumulated other comprehensive loss (AOCL) on the Condensed Consolidated Balance Sheets are as follows, net of tax (in thousands):

	September 30, 2020	December 31, 2019
Foreign currency translation	$1,503	$1,413
Derivative instruments designated as cash flow hedges	(10,842)	(11,181)
Postretirement medical plans	120	120
Accumulated other comprehensive loss	$(9,219)	$(9,648)

The following tables display the changes in AOCL by component, net of tax (in thousands):

		Three Months Ended
		September 30, 2020
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(10,955)	$120	$1,506	$(9,329)
Other comprehensive income before reclassifications		—	—	(3)	(3)
Amounts reclassified from AOCL	Interest Expense	113	—	—	113
Net current-period other comprehensive income (loss)		113	—	(3)	110
Ending balance		$(10,842)	$120	$1,503	$(9,219)

		Three Months Ended
		September 30, 2019
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(11,408)	$251	$1,424	$(9,733)
Other comprehensive income before reclassifications				42	42
Amounts reclassified from AOCL	Interest Expense	114			114
Net current-period other comprehensive income		114	—	42	156
Ending balance		$(11,294)	$251	$1,466	$(9,577)

		Nine Months Ended
		September 30, 2020
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(11,181)	$120	$1,413	$(9,648)
Other comprehensive income before reclassifications		—	—	90	90
Amounts reclassified from AOCL	Interest Expense	339	—	—	339
Net current-period other comprehensive income		339	—	90	429
Ending balance		$(10,842)	$120	$1,503	$(9,219)

		Nine Months Ended
		September 30, 2019
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(11,633)	$251	$1,448	$(9,934)
Other comprehensive income before reclassifications		—	—	18	18
Amounts reclassified from AOCL	Interest Expense	339	—	—	339
Net current-period other comprehensive income		339	—	18	357
Ending balance		$(11,294)	$251	$1,466	$(9,577)

(5) Financing Activities

In April 2020, we entered into a $100 million Term Loan Agreement (Term Loan) and borrowed the full amount. The Term Loan bears interest at variable rates tied to the Eurodollar rate plus a credit spread of 1.50%. Proceeds were used to repay a portion of our outstanding revolving credit facility borrowings and for general corporate purposes. All principal and unpaid interest under the Term Loan is due and payable on April 2, 2021. The Term Loan provides for prepayment of the principal and interest; however, amounts prepaid may not be reborrowed. The Term Loan requires us to maintain a consolidated indebtedness to total capitalization ratio of 65 percent or less. It also contains covenants which, among other things, limit our ability to engage in any consolidation or merger or otherwise liquidate or dissolve, dispose of property, and enter into transactions with affiliates. A default on the South Dakota or Montana First Mortgage Bonds would trigger a cross default on the Term Loan; however a default on the Term Loan would not trigger a default on the South Dakota or Montana First Mortgage Bonds.

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

On September 2, 2020, we entered into a new $425 million Credit Agreement (Credit Facility) to replace our existing facility. The Credit Facility increases the capacity from that of the prior facility by $25 million to $425 million and extended the maturity date to September 2, 2023 (from December 12, 2021), with uncommitted features that allow us to request up to two one-year extensions to the maturity date and increase the size by an additional $75 million with the consent of the lenders. The facility does not amortize and is unsecured. Borrowings may be made at interest rates equal to the Eurodollar rate, plus a margin of 112.5 to 175.0 basis points, or a base rate, plus a margin of 12.5 to 75.0 basis points. A total of ten banks participate in the facility, with no one bank providing more than 13% of the total availability.

The Credit Facility includes covenants that require us to meet certain financial tests, including a maximum debt to capitalization ratio not to exceed 65%. The facility also contains covenants which, among other things, limit our ability to engage in any consolidation or merger or otherwise liquidate or dissolve, dispose of property, and enter into transactions with affiliates. A default on the South Dakota or Montana First Mortgage Bonds would trigger a cross default on the Credit Facility; however a default on the Credit Facility would not trigger a default on the South Dakota or Montana First Mortgage Bonds.

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

Financial data for the business segments are as follows (in thousands):

Three Months Ended
September 30, 2020	Electric	Gas	Other	Eliminations	Total
Operating revenues	$244,155	$36,455	$—	$—	$280,610
Cost of sales	61,155	6,883	—	—	68,038
Gross margin	183,000	29,572	—	—	212,572
Operating, general and administrative	54,367	20,059	(1,104)	—	73,322
Property and other taxes	35,532	9,772	2	—	45,306
Depreciation and depletion	36,670	7,619	—	—	44,289
Operating income (loss)	56,431	(7,878)	1,102	—	49,655
Interest expense, net	(21,286)	(1,574)	(817)	—	(23,677)
Other income (expense), net	1,559	459	(1,233)	—	785
Income tax benefit	1,197	607	899	—	2,703
Net income (loss)	$37,901	$(8,386)	$(49)	$—	$29,466
Total assets	$4,430,279	$1,634,606	$10,754	$—	$6,075,639
Capital expenditures	$87,432	$19,073	$—	$—	$106,505

Three Months Ended
September 30, 2019	Electric	Gas	Other	Eliminations	Total
Operating revenues	$241,237	$33,599	$—	$—	$274,836
Cost of sales	58,768	5,459	—	—	64,227
Gross margin	182,469	28,140	—	—	210,609
Operating, general and administrative	57,433	18,830	735	—	76,998
Property and other taxes	34,731	9,355	3	—	44,089
Depreciation and depletion	35,824	7,342	—	—	43,166
Operating income (loss)	54,481	(7,387)	(738)	—	46,356
Interest expense, net	(19,481)	(1,588)	(2,653)	—	(23,722)
Other (expense) income, net	(677)	(344)	612	—	(409)
Income tax (expense) benefit	(1,415)	(232)	1,092	—	(555)
Net income (loss)	$32,908	$(9,551)	$(1,687)	$—	$21,670
Total assets	$4,632,077	$1,173,513	$4,590	$—	$5,810,180
Capital expenditures	$70,063	$25,784	$—	$—	$95,847

Nine Months Ended
September 30, 2020	Electric	Gas	Other	Eliminations	Total
Operating revenues	$706,718	$178,507	$—	$—	$885,225
Cost of sales	173,294	47,059	—	—	220,353
Gross margin	533,424	131,448	—	—	664,872
Operating, general and administrative	166,854	61,348	(4,160)	—	224,042
Property and other taxes	107,079	29,700	7	—	136,786
Depreciation and depletion	110,692	23,644	—	—	134,336
Operating income	148,799	16,756	4,153	—	169,708
Interest expense, net	(63,585)	(4,824)	(3,889)	—	(72,298)
Other income (expense)	3,131	863	(4,967)	—	(973)
Income tax benefit (expense)	2,609	(467)	3,085	—	5,227
Net income (loss)	$90,954	$12,328	$(1,618)	$—	$101,664
Total assets	$4,430,279	$1,634,606	$10,754	$—	$6,075,639
Capital expenditures	$230,524	$52,463	$—	$—	$282,987

Nine Months Ended
September 30, 2019	Electric	Gas	Other	Eliminations	Total
Operating revenues	$733,933	$195,842	$—	$—	$929,775
Cost of sales	178,423	57,283	—	—	235,706
Gross margin	555,510	138,559	—	—	694,069
Operating, general and administrative	174,544	60,803	3,569	—	238,916
Property and other taxes	104,612	28,569	7	—	133,188
Depreciation and depletion	107,595	22,171	—	—	129,766
Operating income (loss)	168,759	27,016	(3,576)	—	192,199
Interest expense, net	(58,301)	(4,599)	(8,123)	—	(71,023)
Other (expense) income	(1,458)	(874)	3,196	—	864
Income tax (expense) benefit	(4,937)	493	24,542	—	20,098
Net income	$104,063	$22,036	$16,039	$—	$142,138
Total assets	$4,632,077	$1,173,513	$4,590	$—	$5,810,180
Capital expenditures	$186,155	$56,719	$—	$—	$242,874

(7)  Revenue from Contracts with Customers

Nature of Goods and Services

We provide retail electric and natural gas services to three primary customer classes. Our residential customers include single private dwellings and individual apartments. Our commercial customers consist primarily of main street businesses, and our industrial customers consist primarily of manufacturing and processing businesses that turn raw materials into products.

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

Disaggregation of Revenue

The following tables disaggregate our revenue by major source and customer class (in millions):

	Three Months Ended
	September 30, 2020			September 30, 2019
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Montana	$78.5	$9.9	$88.4	$68.4	$8.9	$77.3
South Dakota	18.9	1.7	20.6	16.0	1.7	17.7
Nebraska	—	1.7	1.7	—	1.8	1.8
Residential	97.4	13.3	110.7	84.4	12.4	96.8
Montana	89.1	5.6	94.7	87.7	5.5	93.2
South Dakota	27.4	1.0	28.4	26.3	1.3	27.6
Nebraska	—	0.7	0.7	—	0.9	0.9
Commercial	116.5	7.3	123.8	114.0	7.7	121.7
Industrial	9.2	0.1	9.3	10.6	0.1	10.7
Lighting, Governmental, Irrigation, and Interdepartmental	11.9	0.1	12.0	12.4	0.1	12.5
Total Customer Revenues	235.0	20.8	255.8	221.4	20.3	241.7
Other Tariff and Contract Based Revenues	14.9	8.3	23.2	15.3	7.7	23.0
Total Revenue from Contracts with Customers	249.9	29.1	279.0	236.7	28.0	264.7
Regulatory amortization	(5.7)	7.4	1.7	4.5	5.6	10.1
Total Revenues	$244.2	$36.5	$280.7	$241.2	$33.6	$274.8

	Nine Months Ended
	September 30, 2020			September 30, 2019
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Montana	$237.7	$65.7	$303.4	$225.4	$73.3	$298.7
South Dakota	52.4	16.7	69.1	47.4	20.4	67.8
Nebraska	—	12.9	12.9	—	15.7	15.7
Residential	290.1	95.3	385.4	272.8	109.4	382.2
Montana	252.5	33.0	285.5	257.3	38.0	295.3
South Dakota	77.1	11.2	88.3	71.2	14.1	85.3
Nebraska	—	6.2	6.2	—	8.3	8.3
Commercial	329.6	50.4	380.0	328.5	60.4	388.9
Industrial	27.2	0.5	27.7	32.4	0.7	33.1
Lighting, Governmental, Irrigation, and Interdepartmental	26.4	0.7	27.1	25.2	0.6	25.8
Total Customer Revenues	673.3	146.9	820.2	658.9	171.1	830.0
Other Tariff and Contract Based Revenues	44.1	26.5	70.6	46.5	26.6	73.1
Total Revenue from Contracts with Customers	717.4	173.4	890.8	705.4	197.7	903.1
Regulatory amortization	(10.7)	5.1	(5.6)	28.5	(1.9)	26.6
Total Revenues	$706.7	$178.5	$885.2	$733.9	$195.8	$929.7

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

	Three Months Ended
	September 30, 2020	September 30, 2019
Basic computation	50,576,564	50,443,866
Dilutive effect of:
Performance share awards (1)	97,529	335,371
Diluted computation	50,674,093	50,779,237

	Nine Months Ended
	September 30, 2020	September 30, 2019
Basic computation	50,551,121	50,422,028
Dilutive effect of:
Performance share awards (1)	105,395	334,002
Diluted computation	50,656,516	50,756,030

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

(9) Employee Benefit Plans

We sponsor and/or contribute to pension and postretirement health care and life insurance benefit plans for eligible employees. Net periodic benefit cost (credit) for our pension and other postretirement plans consists of the following (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019
Components of Net Periodic Benefit Cost (Credit)
Service cost	$2,779	$2,409	$93	$82
Interest cost	5,710	6,622	123	152
Expected return on plan assets	(6,541)	(6,360)	(246)	(217)
Amortization of prior service cost (credit)	—	1,636	(471)	(471)
Recognized actuarial loss (gain)	1,257	—	(15)	(24)
Plan settlements	—	715	—	—
Net periodic benefit cost (credit)	$3,205	$5,022	$(516)	$(478)

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Components of Net Periodic Benefit Cost (Credit)
Service cost	$8,337	$7,228	$278	$248
Interest cost	17,130	19,866	369	457
Expected return on plan assets	(19,622)	(19,082)	(738)	(652)
Amortization of prior service cost (credit)	—	4,908	(1,412)	(1,412)
Recognized actuarial loss (gain)	3,771	—	(45)	(72)
Plan settlements	—	715	—	—
Net periodic benefit cost (credit)	$9,616	$13,635	$(1,548)	$(1,431)

We contributed $11.4 million to our pension plans during the nine months ended September 30, 2020. As discussed in Note 2 Regulatory Matters, we have not yet determined whether we will contribute incremental amounts to the Montana pension plan during the fourth quarter of 2020.

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

Our environmental exposure includes a number of components, including remediation expenses related to the cleanup of current or former properties, and costs to comply with changing environmental regulations related to our operations. At present, our environmental reserve, which relates primarily to the remediation of former manufactured gas plant sites owned by us, is estimated to range between $27.8 million to $30.5 million. As of September 30, 2020, we had a reserve of approximately $28.8 million, which has not been discounted. Environmental costs are recorded when it is probable we are liable for the remediation and we can reasonably estimate the liability. We use a combination of site investigations and monitoring to formulate an estimate of environmental remediation costs for specific sites. Our monitoring procedures and development of actual remediation plans depend not only on site specific information but also on coordination with the different environmental regulatory agencies in our respective jurisdictions; therefore, while remediation exposure exists, it may be many years before costs are incurred.

Over time, as costs become determinable, we may seek authorization to recover such costs in rates or seek insurance reimbursement as available and applicable; therefore, although we cannot guarantee regulatory recovery, we do not expect these costs to have a material effect on our consolidated financial position or results of operations.

Manufactured Gas Plants - Approximately $22.6 million of our environmental reserve accrual is related to the following manufactured gas plants.

South Dakota - A formerly operated manufactured gas plant located in Aberdeen, South Dakota, has been identified on the Federal Comprehensive Environmental Response, Compensation, and Liability Information System list as contaminated with coal tar residue. We are currently conducting feasibility studies, implementing remedial actions pursuant to work plans approved by the South Dakota Department of Environment and Natural Resources, and conducting ongoing monitoring and operation and maintenance activities. As of September 30, 2020, the reserve for remediation costs at this site is approximately $7.8 million, and we estimate that approximately $2.4 million of this amount will be incurred during the next five years.

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

In August 2016, the MDEQ sent us a Notice of Potential Liability and Request for Remedial Action regarding the Helena site. In October 2019, we submitted a third revised Remedial Investigation Work Plan (RIWP) for the Helena site addressing MDEQ comments. The MDEQ approved the RIWP in March 2020 and we expect work at the Helena site to continue through 2020 and into 2021.

MDEQ has indicated it expects to proceed in listing the Missoula site as a Montana superfund site. After researching historical ownership we have identified another potentially responsible party with whom we have entered into an agreement allocating third-party costs to be incurred in addressing the site. The other party is assuming the lead role at the site and has expressed its intent to pursue a voluntary remediation at the Missoula site. At this time, we cannot estimate with a reasonable degree of certainty the nature and timing of risk-based remedial action, if any, at the Missoula site.

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

While numerous bills have been introduced that address climate change from different perspectives, Congress has not passed any federal climate change legislation and we cannot predict the timing or form of any potential legislation. In 2019, the EPA finalized the Affordable Clean Energy Rule (ACE), which repealed the 2015 Clean Power Plan (CPP) in regulating GHG emissions from coal-fired plants. Various challenges to ACE are pending in the District of Columbia Circuit (D.C. Circuit). Oral arguments in the cases were heard before the D.C. Circuit on October 8, 2020. No decision has been issued in the cases.

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

By July 31, 2021, Montana must develop and submit to the EPA for approval a revised plan that demonstrates reasonable progress toward eliminating man-made emissions of visibility impairing pollutants, which could impact Colstrip Unit 4. In March 2017, we filed a Petition for Review of these amendments with the D.C. Circuit, which was consolidated with other petitions challenging the final rule. The D.C. Circuit has granted the EPA’s request to hold the case in abeyance while the EPA considers further administrative action to revisit the rule.

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

In August 2017, pursuant to a non-monetary, partial settlement with us, PNWS amended its original complaint to limit its claims for enforcement and/or damages to only four of the 21 power purchase agreements. As a result, the amount of damages sought by the plaintiff was reduced to approximately $8 million for the alleged breach of the four power purchase agreements. We participated in an unsuccessful mediation on January 24, 2019 and subsequent settlement efforts also have been unsuccessful. A jury trial was scheduled to begin on June 2, 2020, but the trial was postponed because of the court closure due to the COVID-19 pandemic and has not yet been rescheduled.

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

Because the State’s Complaint included a claim that the State owned the riverbeds in the Great Falls Reach, on October 16, 2017, we and Talen renewed our earlier-filed motions seeking to dismiss the portion of the State’s Complaint concerning the Great Falls Reach in light of the United States Supreme Court’s decision. On August 1, 2018, the Federal District Court granted the motions to dismiss the State’s Complaint as it pertains to approximately 8.2 miles of riverbed from “the head of the Black Eagle Falls to the foot of the Great Falls.” In particular, the dismissal pertained to the Black Eagle Dam, Rainbow Dam and reservoir, Cochrane Dam and reservoir, and Ryan Dam and reservoir. While the dismissal of these four facilities may be subject to appeal, that appeal would not likely occur until after judgment in the case. On February 12, 2019, the Federal District Court granted our motion to join the United States as a defendant to the litigation. As a result, on October 31, 2019, the State filed and served an Amended Complaint including the United States as a defendant and removing claims of ownership for the hydroelectric facilities on the Great Falls Reach, except for the Morony and the Black Eagle Developments. We and Talen filed answers to the Amended Complaint on December 13, 2019, and the United States answered on February 5, 2020. The Federal District Court held a scheduling conference on June 18, 2020 at which it approved a plan for discovery, and set deadlines in the case, including a trial date of September 27, 2021 on the issue of navigability. Damages were bifurcated by agreement and will be tried separately, should the Federal District Court find any segments navigable. The parties are engaged in discovery and the State has served its expert reports. We, along with the other Defendants, are scheduled to serve our expert reports in December.

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

As you read this discussion and analysis, refer to our Condensed Consolidated Statements of Income, which present the results of our operations for the three and nine months ended September 30, 2020 and 2019.

HOW WE PERFORMED AGAINST OUR THIRD QUARTER 2019 RESULTS

	Three Months Ended September 30, 2020 vs. 2019
	Income Before Income Taxes	Income Tax (Expense) Benefit	Net Income
		(in millions)
Third Quarter 2019	$22.2	$(0.5)	$21.7
Items (decreasing) increasing net income:
Lower operating, general, and administrative expenses impacting net income	3.1	(0.8)	2.3
Higher electric retail volumes and demand	2.4	(0.6)	1.8
Lower Montana natural gas rates	(0.1)	—	(0.1)
Lower Montana electric transmission revenue	(0.3)	0.1	(0.2)
Lower Montana natural gas volumes	(0.3)	0.1	(0.2)
Lower Montana electric supply cost recovery	(0.5)	0.1	(0.4)
Higher depreciation and depletion	(1.1)	0.3	(0.8)
Other	1.4	4.0	5.4
Third Quarter 2020	$26.8	$2.7	$29.5
Change in Net Income			$7.8

Consolidated net income for the three months ended September 30, 2020 was $29.5 million as compared with $21.7 million for the same period in 2019. This increase was primarily due to higher gross margin, lower operating expenses and lower income taxes, offset in part by higher depreciation and depletion expense.
Following is a brief overview of significant items for 2020.

SIGNIFICANT TRENDS AND REGULATION

COVID-19 Pandemic

We are one of many companies providing essential services during the national emergency related to the COVID-19 pandemic. Our level of service to our 734,800 customers remains uninterrupted. We implemented a comprehensive set of actions to help our customers, communities, and employees, while maintaining our commitments to provide reliable service and to continue to monitor and adapt our financial business plan for the evolving COVID-19 pandemic challenges. In March, we voluntarily informed both our retail customers and state regulators that disconnections for non-payment would be temporarily suspended, and we have provided an incremental $400,000 in charitable contributions and aid to assist the communities we serve. Our CEO made an official declaration of emergency in accordance with our continuity of operations plan and emergency standard operating procedures, implementing an incident command structure that remains in effect. We have taken extra precautions for our employees who work in the field and for employees who continue to work in our facilities. This includes implementation of work from home policies, social-distancing protocols, face-covering directives, and travel restrictions where appropriate. Currently, we do not anticipate any employee layoffs and are continuing to hire for critical positions to maintain our high level of reliability and customer service. We continue to implement strong physical and cyber-security measures to enable our systems to remain functional to serve our operational needs with a remote workforce and to keep our company running to provide high quality service to our customers. In August we advised customers that we would resume the disconnection process for customers whose accounts are in arrears.

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

2020 Outlook - The COVID-19 pandemic has impacted our financial results with lower gross margin driven by a reduction in our commercial and industrial revenue, offset in part by an increase in usage by residential customers. We also experienced an increase in certain operating expenses including an increase in uncollectible accounts and interest expense offset in part by lower operating expenses as detailed below. COVID-19 continues to be an evolving situation and we expect to continue to experience impacts to our financial results in the fourth quarter of 2020.

Estimate of Covid Impacts (millions)
	Three Months Ended June 30, 2020		Three Months Ended September 30, 2020

	Low	High	Low	High
Gross Margin	($3.0)	($4.0)	($2.0)	($3.0)

Operating expenses
Medical, labor, and travel & training	(2.8)	(2.8)	(1.2)	(1.2)
Uncollectible Accounts	3.1	3.1	2.4	2.4
Total Operating Expense	0.3	0.3	1.2	1.2

Operating Loss	(3.3)	(4.3)	(3.2)	(4.2)
Interest expense	(0.7)	(0.7)	—	—
Pretax Loss	(4.0)	(5.0)	(3.2)	(4.2)
Income tax benefit	1.0	1.3	0.8	1.1
Net Loss	($3.0)	($3.7)	($2.4)	($3.1)
ETR	25.3%	25.3%	25.3%	25.3%

We submitted accounting order requests in Montana and South Dakota to allow for the deferral of uncollectible accounts expense in excess of amounts currently recovered from customers and to determine ratemaking treatment in a future proceeding.

•The SDPUC issued an order in August 2020, authorizing deferral of costs for possible recovery through future rates. In the third quarter of 2020, we deferred approximately $0.4 million of uncollectible accounts expense in South Dakota.

•The MPSC held a work session in October 2020 and voted to allow tracking of uncollectible accounts expense. We expect a final written order during the fourth quarter of 2020. We cannot determine the impact of the MPSC's decision, if any, until a final order is issued.

We are working with customers who have been unable to pay during the COVID-19 pandemic, including offering extended payment arrangements. In each of our jurisdictions, we resumed disconnection procedures for non-payment during the third quarter of 2020 and expect normal winter disconnection procedures to apply effective November 1st.

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

The ongoing impacts of the COVID-19 pandemic remain uncertain. Further extension of the slowdown of the United States’ economic growth, demand for commodities and/or material changes in governmental policy may continue to result in lower economic growth with lower demand for electricity and natural gas, as well as the ability of various customers, contractors, suppliers and other business partners to fulfill their obligations. These impacts could have a material adverse effect on our results of operations, financial condition and prospects.

Liquidity - We continue to maintain adequate liquidity to operate our business and fund our ongoing capital program. As of September 30, 2020, our total net liquidity was approximately $357.5 million, including $3.5 million of cash and $354.0 million of revolving credit facility availability. During the second quarter of 2020, as precautionary measures to increase our cash position and preserve financial flexibility in light of uncertainty in the markets, we accessed the capital markets in two transactions:

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

In addition, on September 2, 2020, we entered into a new $425 million Credit Facility increasing the capacity of our revolving credit facility by $25 million to $425 million and extending the maturity date to September 2, 2023 (from December 12, 2021).

For further discussion of these transactions, see the Liquidity and Capital Resources discussion. We expect to issue equity in 2021 to maintain and protect our current credit ratings in balance with our current capital expenditure plans.

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

Under the Ownership and Operation Agreement to which each of the Colstrip Units 3 and 4 co-owners are a party, each co-owner has a right of first refusal to purchase Puget’s interest. In April 2020, Talen provided notices of its exercise of its right of first refusal to acquire a proportionate share of Puget's interest in Colstrip Unit 4, which would reduce our proposed transaction to 92.5 MW, and the associated five-year PPA to Puget to 45 MW. We supplemented our application with the MPSC to reflect this development and file the amended the purchase and sale agreement with Puget, reducing the size of the transaction.

A hearing on our application to the MPSC is scheduled for December 2020. We expect a decision from the MPSC in the first quarter of 2021.Should the MPSC decline to grant our application in all material respects, we have the right, under the purchase and sale agreement with Puget to terminate the transaction. Closing the transaction is also contingent upon approval of Puget’s application to the Washington Utilities and Transportation Commission (WUTC). A hearing on Puget’s application before the WUTC is scheduled for November 2020.

Colstrip Transmission System - We also entered into a separate agreement with Puget to acquire an additional 95 MW interest in the 500 kilovolt (kV) Colstrip Transmission System for net book value at the time of the sale. The net book value is expected to range between $2.5 million to $3.8 million. After the roughly 5-year PPA with Puget, we will have the option to acquire another 90 MW interest in the 500 kV Colstrip Transmission System for net book value at that time. These transmission acquisitions are conditioned upon approval and closing of the Colstrip Unit 4 acquisition. Talen, while not a co-owner of the Colstrip Transmission System, has claimed that its right of first refusal as to the Colstrip Unit 4 transaction extends to the separate transmission transaction and initiated arbitration under the Ownership and Operation Agreement. We disagree with Talen’s claim in this regard and have opposed Talen’s efforts to obtain an interest in the Colstrip Transmission System. We expect a decision from the arbitrator in October 2020.

Electric Resource Planning - Montana

We are currently 630 MW short of our peak needs, which we procure in the market. We forecast that our portfolio will be 725 MW short by 2025, considering expiring contracts and a modest increase in customer demand. We issued an all-source competitive solicitation request in February 2020 for up to 280 MWs of peaking and flexible capacity to be available for commercial operation in early 2023. We expect to repeat the process in subsequent years to provide a resource-adequate energy and capacity portfolio by 2025.

Initial bids from the February 2020, 280 MW competitive solicitation were submitted in July 2020. Engineering, procurement and construction bids were submitted on our behalf for generating facilities providing long-duration flexible capacity in excess of 200 MWs. The bids are under evaluation by an independent party, and we expect the successful project(s) to be selected and announced by the first quarter of 2021.

If the transaction with Puget for additional capacity discussed above is approved and we acquire 92.5 MW from Puget, we expect the transaction to reduce our need for capacity in future competitive solicitations by 85 MW based on resource adequacy requirements.

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

OVERALL CONSOLIDATED RESULTS

Three Months Ended September 30, 2020 Compared with the Three Months Ended September 30, 2019

Consolidated net income for the three months ended September 30, 2020 was $29.5 million as compared with $21.7 million for the same period in 2019. This increase was primarily due to higher gross margin, lower operating, general and administrative expenses and lower income taxes, offset in part by higher depreciation and depletion.

Consolidated operating revenues for the three months ended September 30, 2020 were $280.7 million as compared with $274.8 million for the same period in 2019. Consolidated gross margin for the three months ended September 30, 2020 was $212.6 million as compared with $210.6 million for the same period in 2019, an increase of $2.0 million.

	Electric		Natural Gas		Total
	2020	2019	2020	2019	2020	2019
	(dollars in millions)
Reconciliation of operating revenue to gross margin:
Operating Revenues	$244.2	$241.2	$36.5	$33.6	$280.7	$274.8
Cost of Sales	61.2	58.7	6.9	5.5	68.1	64.2
Gross Margin(1)	$183.0	$182.5	$29.6	$28.1	$212.6	$210.6
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

	Three Months Ended September 30,
	2020	2019	Change	% Change
	(dollars in millions)
Gross Margin
Electric	$183.0	$182.5	$0.5	0.3%
Natural Gas	29.6	28.1	1.5	5.3
Total Gross Margin(1)	$212.6	$210.6	$2.0	0.9%
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Primary components of the change in gross margin include the following (in millions):

Gross Margin 2020 vs. 2019
Gross Margin Items Impacting Net Income
Electric retail volumes and demand	$2.4
Montana electric supply cost recovery	(0.5)
Electric transmission	(0.3)
Natural gas retail volumes	(0.3)
Montana natural gas rates	(0.1)
Other	1.7
Change in Gross Margin Impacting Net Income	2.9
Gross Margin Items Offset Within Net Income
Property tax revenue offset in property tax expense	1.1
Operating expenses recovered in revenue, offset in operating expense	(1.0)
Production tax credits reducing revenue, offset in income tax expense	(1.0)
Change in Gross Margin Items Offset Within Net Income	(0.9)
Increase in Consolidated Gross Margin(1)	$2.0
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Consolidated gross margin increased $2.0 million, including a $2.9 million increase from items impacting net income and a $0.9 million decrease from items offset within net income.

The change in consolidated gross margin for items impacting net income includes the following:

•An increase in electric retail volumes and demand driven by warmer weather and customer growth, partly offset by lower industrial demand unrelated to the COVID-19 pandemic. Impacts of the COVID-19 pandemic offset this improvement by approximately $2 - $3 million driven by lower commercial and industrial demand, partly offset by a slight increase in residential usage.
•Higher Montana electric supply costs as compared with the prior period;
•Lower demand to transmit energy across our transmission lines due to market conditions and pricing, including the closure of Colstrip units 1 and 2;

•Lower natural gas commercial and industrial loads as a result of reduced demand, offset in part by customer growth; and
•A decrease in Montana natural gas rates associated with the annual step down for our Montana gas production assets.

	Three Months Ended September 30,
	2020	2019	Change	% Change
	(dollars in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$73.3	$77.0	$(3.7)	(4.8)%
Property and other taxes	45.3	44.1	1.2	2.7
Depreciation and depletion	44.3	43.2	1.1	2.5
	$162.9	$164.3	$(1.4)	(0.9)%

Consolidated operating, general and administrative expenses were $73.3 million for the three months ended September 30, 2020, as compared with $77.0 million for the three months ended September 30, 2019. Primary components of the change include the following (in millions):

Operating, General & Administrative Expenses
2020 vs. 2019
Operating, General & Administrative Expenses Impacting Net Income
Employee benefits	$(2.0)
Hazard trees	(1.3)
Labor	(1.2)
Generation maintenance	(0.9)
Travel and training	(0.8)
Uncollectible accounts	2.4
Other	0.7
Change in Items Impacting Net Income	(3.1)

Operating, General & Administrative Expenses Offset Within Net Income
Pension and other postretirement benefits, offset in other income	2.4
Operating expenses recovered in trackers, offset in revenue	(1.1)
Non-employee directors deferred compensation, offset in other income	(1.9)
Change in Operating, General & Administrative Expense Items Offset Within Net Income	(0.6)
Decrease in Operating, General & Administrative Expenses	$(3.7)

Consolidated operating, general and administrative expenses decreased $3.7 million, including a $3.1 million decrease from items impacting net income and a $0.6 million decrease from items offset within net income.

The change in consolidated operating, general and administrative expenses for items impacting net income includes the following:

•Lower employee benefit costs primarily due to a decrease in employee incentive compensation expense;
•Lower hazard tree line clearance costs. As previously disclosed, we finalized our plan to address hazard tree clearance in 2018 and accelerated the program in 2019. We expect costs in 2020 to reflect a normal level, which is lower than 2019;
•Decreased labor costs including approximately $0.4 million of in-home customer work which was limited by the COVID-19 pandemic and more time being spent by employees on capital projects than maintenance projects (which are expensed);
•Lower maintenance costs at our electric generation facilities;

•A reduction in travel and training costs due to the impacts of the COVID-19 pandemic; and
•Increased uncollectible accounts. In March 2020, we voluntarily suspended service disconnections for non-payment, to help customers who may be financially impacted by the COVID-19 pandemic. We resumed standard disconnection processes in all of our operating jurisdictions during the third quarter. As a result of the South Dakota accounting order, we deferred approximately $0.4 million of uncollectible accounts expense during the third quarter of 2020.

Property and other taxes were $45.3 million for the three months ended September 30, 2020, as compared with $44.1 million in the same period of 2019. This increase was due primarily to an increase in Montana state and local taxes offset in part by lower MPSC tax and invasive species tax. We estimate property taxes throughout each year, and update those estimates based on valuation reports received from the Montana Department of Revenue. Under Montana law, we are allowed to track the increases in the actual level of state and local taxes and fees and adjust our rates to recover the increase between rate cases less the amount allocated to FERC-jurisdictional customers and net of the associated income tax benefit.

Depreciation and depletion expense was $44.3 million for the three months ended September 30, 2020, as compared with $43.2 million in the same period of 2019. This increase was primarily due to plant additions.

Consolidated operating income for the three months ended September 30, 2020 was $49.7 million as compared with $46.4 million in the same period of 2019. This increase was primarily due to the increase in gross margin and lower operating expenses, offset in part by higher property tax and depreciation expense.

Consolidated interest expense remained flat for the three months ended September 30, 2020 as compared with the same period of 2019. Borrowings during the second and third quarter of 2020 were primarily utilized to repay balances on our revolver, increasing our liquidity and preserving financial flexibility in light of recent uncertainty in the markets. This was offset by lower interest on our revolving credit facilities.

Consolidated other income was $0.8 million for the three months ended September 30, 2020 as compared to consolidated other expense of $0.4 million during the same period of 2019. This change includes a decrease in other pension expense of $2.4 million, partially offset by a $1.8 million decrease in the value of deferred shares held in trust for non-employee directors deferred compensation (both of which are offset in operating, general, and administrative expense with no impact to net income), and higher capitalization of Allowance for Funds Used During Construction (AFUDC).

Consolidated income tax benefit for the three months ended September 30, 2020 was $2.7 million as compared with income tax expense of $0.6 million in the same period of 2019. Our effective tax rate for the three months ended September 30, 2020 was (10.1)% as compared with 2.5% for the same period in 2019. We expect our effective tax rate to range between (5)% to 0% in 2020.

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in millions):

	Three Months Ended September 30,
	2020		2019
Income Before Income Taxes	$26.8		$22.2

Income tax calculated at federal statutory rate	5.6	21.0%	4.7	21.0%

Permanent or flow-through adjustments:
State income tax, net of federal provisions	—	0.2	0.1	0.3
Flow-through repairs deductions	(4.2)	(15.7)	(2.6)	(11.7)
Production tax credits	(2.2)	(8.2)	(1.4)	(6.3)
Prior year permanent return to accrual adjustments	(1.7)	(6.5)	0.6	2.5
Amortization of excess deferred income tax	(0.2)	(0.8)	(0.4)	(1.7)
Plant and depreciation of flow-through items	0.1	0.4	(0.3)	(1.2)
Other, net	(0.1)	(0.5)	(0.1)	(0.4)
	(8.3)	(31.1)	(4.1)	(18.5)

Income tax (benefit) expense	$(2.7)	(10.1)%	$0.6	2.5%

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

Nine Months Ended September 30, 2020 Compared with the Nine Months Ended September 30, 2019

Consolidated net income for the nine months ended September 30, 2020 was $101.7 million as compared with $142.1 million for the same period in 2019. This decrease was primarily due to an income tax benefit in 2019, lower gross margin in 2020 due to warmer winter weather and impacts of the COVID-19 pandemic and higher depreciation expense, offset in part by a decrease in operating, general and administrative expenses.

Consolidated operating revenues for the nine months ended September 30, 2020 were $885.2 million as compared with $929.8 million for the same period in 2019. This decrease was primarily due to lower volumes from warmer winter weather and impacts of the COVID-19 pandemic, partly offset by customer growth. Consolidated gross margin for the nine months ended September 30, 2020 was $664.8 million as compared with $694.1 million for the same period in 2019, a decrease of $29.3 million.

	Electric		Natural Gas		Total
	2020	2019	2020	2019	2020	2019
	(dollars in millions)
Reconciliation of operating revenue to gross margin:
Operating Revenues	$706.7	$733.9	$178.5	$195.9	$885.2	$929.8
Cost of Sales	173.3	178.4	47.1	57.3	220.4	235.7
Gross Margin(1)	$533.4	$555.5	$131.4	$138.6	$664.8	$694.1
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

	Nine Months Ended September 30,
	2020	2019	Change	% Change
	(dollars in millions)
Gross Margin
Electric	$533.4	$555.5	$(22.1)	(4.0)%
Natural Gas	131.4	138.6	(7.2)	(5.2)
Total Gross Margin(1)	$664.8	$694.1	$(29.3)	(4.2)%
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Primary components of the change in gross margin include the following (in millions):

Gross Margin 2020 vs. 2019
Gross Margin Items Impacting Net Income
Natural gas retail volumes	$(8.3)
Electric retail volumes and demand	(6.5)
Lower electric QF liability adjustment	(3.3)
Montana electric supply cost recovery	(3.2)
Electric transmission	(1.8)
Montana natural gas rates	(0.8)
Montana electric retail rates	1.6
Other	(5.3)
Change in Gross Margin Impacting Net Income	(27.6)
Gross Margin Items Offset Within Net Income
Production tax credits reducing revenue, offset in income tax expense	(4.0)
Operating expenses recovered in revenue, offset in operating expense	(1.2)
Property tax revenue, offset in property tax expense	3.5
Change in Items Offset Within Net Income	(1.7)
Decrease in Consolidated Gross Margin(1)	$(29.3)
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Consolidated gross margin decreased $29.3 million, including a $27.6 million decrease from items impacting net income and a $1.7 million decrease from items offset within net income.

The change in consolidated gross margin for items impacting net income includes the following:

•A decrease in gas volumes due primarily to warmer winter weather and lower customer usage, offset in part by customer growth;
•A decrease in electric retail volumes due to warmer winter weather in Montana and lower industrial demand unrelated to the COVID-19 pandemic, partly offset by customer growth and warmer summer weather. In addition, impacts of the COVID-19 pandemic drove a decline of approximately $5 - $7 million as a result of lower commercial and industrial demand, partly offset by higher residential usage;
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
•An increase in Montana electric retail rates; and
•A decrease in other due primarily to nonrecurring items.

	Nine Months Ended September 30,
	2020	2019	Change	% Change
	(dollars in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$224.0	$238.9	$(14.9)	(6.2)%
Property and other taxes	136.8	133.2	3.6	2.7
Depreciation and depletion	134.3	129.8	4.5	3.5
	$495.1	$501.9	$(6.8)	(1.4)%

Consolidated operating, general and administrative expenses were $224.0 million for the nine months ended September 30, 2020, as compared with $238.9 million for the nine months ended September 30, 2019. Primary components of the change include the following (in millions):

Operating, General & Administrative Expenses
2020 vs. 2019
Operating, General & Administrative Expenses Impacting Net Income
Employee benefits	$(5.7)
Labor	(3.0)
Hazard trees	(2.5)
Generation maintenance	(2.1)
Travel and training	(2.0)
Uncollectible accounts	5.5
Other	(1.2)
Change in Items Impacting Net Income	(11.0)

Operating, General & Administrative Expenses Offset Within Net Income
Non-employee directors deferred compensation, offset in other income	(8.2)
Operating expenses recovered in trackers, offset in revenue	(1.3)
Pension and other postretirement benefits, offset in other income	5.6
Change in Operating, General & Administrative Expense Items Offset Within Net Income	(3.9)
Decrease in Operating, General & Administrative Expenses	$(14.9)

Consolidated operating, general and administrative expenses decreased $14.9 million, including an $11.0 million decrease from items impacting net income and a $3.9 million decrease from items offset within net income.

The change in consolidated operating, general and administrative expenses for items impacting net income includes the following:

•Lower employee benefit costs primarily due to a decrease in medical expense and employee incentive compensation expense. Medical costs includes approximately $0.9 million of reductions due to the COVID-19 pandemic;
•Decreased labor costs including approximately $1.1 million of in home customer work limited due to the COVID-19 pandemic during the second and third quarters of 2020 and more time being spent by employees on capital projects than maintenance projects (which are expensed);
•Lower hazard tree line clearance costs. As previously disclosed, we finalized our plan to address hazard tree clearance in 2018 and accelerated the program in 2019. We expect costs in 2020 to reflect a normal level, which is lower than 2019;
•Lower maintenance at our electric generation facilities;
•A reduction in employee travel and training costs due to the impacts of the COVID-19 pandemic; and
•Increased uncollectible accounts. In March 2020, we voluntarily suspended service disconnections for non-payment, to help customers who may be financially impacted by the COVID-19 pandemic. We resumed standard disconnection processes in all of our operating jurisdictions during the third quarter. As a result of the South Dakota accounting order, we deferred approximately $0.4 million of uncollectible accounts expense during the third quarter of 2020.

Property and other taxes were $136.8 million for the nine months ended September 30, 2020, as compared with $133.2 million in the same period of 2019. This increase was primarily due to plant additions and higher estimated property valuations in Montana.

Depreciation and depletion expense was $134.3 million for the nine months ended September 30, 2020, as compared with $129.8 million in the same period of 2019. This increase was primarily due to plant additions.

Consolidated operating income for the nine months ended September 30, 2020 was $169.7 million as compared with $192.2 million in the same period of 2019. This decrease was primarily due to lower gross margin, partly offset by lower operating expenses and higher property and other taxes and depreciation expense.

Consolidated interest expense for the nine months ended September 30, 2020 was $72.3 million as compared with $71.0 million in the same period of 2019, reflecting borrowings issued as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of the uncertainty in the markets, partly offset by lower interest on our revolving credit facilities.

Consolidated other expense was $1.0 million for the nine months ended September 30, 2020 as compared to other income of $0.9 million during the same period of 2019. This was primarily due to a $8.2 million decrease in the value of deferred shares held in trust for non-employee directors deferred compensation that was partly offset by a $5.6 million decrease in other pension expense (both of which are offset in operating, general, and administrative expense with no impact to net income), and higher capitalization of AFUDC.

Consolidated income tax benefit for the nine months ended September 30, 2020 was $5.2 million as compared with $20.1 million in the same period of 2019. The income tax benefit for 2019 reflects the recognition of approximately $22.8 million of unrecognized tax benefits, including approximately $2.7 million of accrued interest and penalties, due to the lapse of statutes of limitation in the second quarter of 2019. Our effective tax rate for the nine months ended September 30, 2020 was (5.4)% as compared with (16.5)% for the same period of 2019. We expect our effective tax rate to range between (5)% to 0% in 2020.

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in millions):

	Nine Months Ended September 30,
	2020		2019
Income Before Income Taxes	$96.4		$122.0

Income tax calculated at federal statutory rate	20.3	21.0%	25.6	21.0%

Permanent or flow-through adjustments:
State income, net of federal provisions	0.1	0.1	1.2	1.0
Flow-through repairs deductions	(14.9)	(15.4)	(12.7)	(10.4)
Production tax credits	(7.6)	(7.8)	(7.3)	(5.9)
Prior year permanent return to accrual adjustments	(1.7)	(1.8)	0.6	0.4
Amortization of excess deferred income taxes	(0.7)	(0.8)	(1.9)	(1.6)
Share-based compensation	(0.6)	(0.6)	0.2	0.2
Recognition of unrecognized tax benefit	—	—	(22.8)	(18.7)
Plant and depreciation of flow-through items	0.3	0.3	(2.5)	(2.0)
Other, net	(0.4)	(0.4)	(0.5)	(0.5)
	(25.5)	(26.4)	(45.7)	(37.5)

Income tax benefit	$(5.2)	(5.4)%	$(20.1)	(16.5)%

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
•Wholesale and other are largely gross margin neutral as they are offset by changes in cost of sales.

Three Months Ended September 30, 2020 Compared with the Three Months Ended September 30, 2019

	Results
	2020	2019	Change	% Change
	(dollars in millions)
Retail revenues	$235.0	$221.4	$13.6	6.1%
Regulatory amortization	(5.5)	4.6	(10.1)	(219.6)
Total retail revenues	229.5	226.0	3.5	1.5
Transmission	12.9	13.3	(0.4)	(3.0)
Wholesale and Other	1.8	1.9	(0.1)	(5.3)
Total Revenues	244.2	241.2	3.0	1.2
Total Cost of Sales	61.2	58.7	2.5	4.3
Gross Margin(1)	$183.0	$182.5	$0.5	0.3%
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2020	2019	2020	2019	2020	2019
	(in thousands)
Montana	$78,549	$68,469	633	569	307,892	303,263
South Dakota	18,912	15,987	160	141	50,584	50,596
Residential	97,461	84,456	793	710	358,476	353,859
Montana	89,082	87,754	794	807	70,320	69,217
South Dakota	27,373	26,295	284	291	12,870	12,873
Commercial	116,455	114,049	1,078	1,098	83,190	82,090
Industrial	9,212	10,523	621	766	78	78
Other	11,910	12,324	86	90	8,193	8,140
Total Retail Electric	$235,038	$221,352	2,578	2,664	449,937	444,167

	Cooling Degree Days			2020 as compared with:
	2020	2019	Historic Average	2019	Historic Average
Montana	340	332	351	2% warmer	3% cooler
South Dakota	755	606	639	25% warmer	18% warmer
	Heating Degree Days			2020 as compared with:
	2020	2019	Historic Average	2019	Historic Average
Montana	255	319	276	20% warmer	8% warmer
South Dakota	71	37	86	De minimis	De minimis

The following summarizes the components of the changes in electric gross margin for the three months ended September 30, 2020 and 2019 (in millions):

Gross Margin 2020 vs. 2019
Gross Margin Items Impacting Net Income
Retail volumes and demand	$2.4
Montana electric supply cost recovery	(0.5)
Transmission	(0.3)
Other	—
Change in Gross Margin Impacting Net Income	1.6

Gross Margin Items Offset Within Net Income
Operating expenses recovered in revenue, offset in operating expense	(1.0)
Production tax credits reducing revenue, offset in income tax expense	(1.0)
Property tax revenue, offset in property tax expense	0.9
Change in Gross Margin Items Offset Within Net Income	(1.1)
Increase in Gross Margin(1)	$0.5
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Gross margin increased $0.5 million, including a $1.6 million increase from items impacting net income and a $1.1 million decrease from items offset within net income.

The change in gross margin for items impacting net income includes the following:

•An increase in electric retail volumes and demand driven by warmer weather and customer growth, partly offset by lower industrial demand unrelated to the COVID-19 pandemic. Impacts of the COVID-19 pandemic offset this improvment by approximately $2 - $3 million driven by lower commercial and industrial demand, partly offset by a slight increase in residential usage.
•Higher Montana electric supply costs as compared with the prior period; and
•Lower demand to transmit energy across our transmission lines due to market conditions and pricing, including the closure of Colstrip units 1 and 2.

The change in regulatory amortization revenue is due to timing differences between when we incur electric supply costs and when we recover these costs in rates from our customers, which has a minimal impact on gross margin. Our wholesale and other revenues are largely gross margin neutral as they are offset by changes in cost of sales.

Nine Months Ended September 30, 2020 Compared with the Nine Months Ended September 30, 2019

	Results
	2020	2019	Change	% Change
	(dollars in millions)
Retail revenues	$673.3	$658.9	$14.4	2.2%
Regulatory amortization	(9.3)	30.0	(39.3)	(131.0)
Total retail revenues	664.0	688.9	(24.9)	(3.6)
Transmission	38.4	40.2	(1.8)	(4.5)
Wholesale and Other	4.3	4.8	(0.5)	(10.4)
Total Revenues	706.7	733.9	(27.2)	(3.7)
Total Cost of Sales	173.3	178.4	(5.1)	(2.9)
Gross Margin(1)	$533.4	$555.5	$(22.1)	(4.0)%
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2020	2019	2020	2019	2020	2019
	(in thousands)
Montana	$237,777	$225,392	1,944	1,898	306,886	302,687
South Dakota	52,427	47,444	463	459	50,629	50,606
Residential	290,204	272,836	2,407	2,357	357,515	353,293
Montana	252,514	257,284	2,269	2,380	69,949	68,723
South Dakota	77,057	71,218	818	828	12,812	12,822
Commercial	329,571	328,502	3,087	3,208	82,761	81,545
Industrial	27,162	32,368	2,026	2,192	78	78
Other	26,400	25,228	157	150	6,467	6,336
Total Retail Electric	$673,337	$658,934	7,677	7,907	446,821	441,252

	Cooling Degree Days			2020 as compared with:
	2020	2019	Historic Average	2019	Historic Average
Montana	395	370	403	7% warmer	2% cooler
South Dakota	844	660	699	28% warmer	21% warmer
	Heating Degree Days			2020 as compared with:
	2020	2019	Historic Average	2019	Historic Average
Montana	4,610	5,540	4,654	17% warmer	1% warmer
South Dakota	5,564	6,350	5,686	12% warmer	2% warmer

The following summarizes the components of the changes in electric gross margin for the nine months ended September 30, 2020 and 2019 (in millions):

Gross Margin 2020 vs. 2019
Gross Margin Items Impacting Net Income
Retail volumes and demand	$(6.5)
QF liability adjustment	(3.3)
Montana supply cost recovery	(3.2)
Transmission	(1.8)
Montana retail rates	1.6
Other	(7.0)
Change in Gross Margin Impacting Net Income	(20.2)

Gross Margin Items Offset Within Net Income
Production tax credits reducing revenue, offset in income tax expense	(4.0)
Operating expenses recovered in revenue, offset in operating expense	(1.2)
Property tax revenue, offset in property tax expense	3.3
Change in Items Offset Within Net Income	(1.9)
Decrease in Gross Margin(1)	$(22.1)
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Gross margin decreased $22.1 million, including a $20.2 million decrease from items impacting net income and a $1.9 million decrease from items offset within net income.

The change in gross margin for items impacting net income includes the following:

•A decrease in volumes due to warmer winter weather in Montana and lower industrial demand unrelated to the COVID-19 pandemic, partly offset by customer growth and warmer summer weather. In addition, impacts of the COVID-19 pandemic drove a decline of approximately $5 - $7 million, as a result of lower commercial and industrial demand, partly offset by higher residential usage;
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
•An increase in Montana electric rates; and
•A decrease in other due primarily to nonrecurring items.

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
•Wholesale: Primarily represents transportation and storage for others.

Three Months Ended September 30, 2020 Compared with the Three Months Ended September 30, 2019

	Results
	2020	2019	Change	% Change
	(dollars in millions)
Retail revenues	$20.8	$20.3	$0.5	2.5%
Regulatory amortization	7.3	5.4	1.9	35.2
Total retail revenues	28.1	25.7	2.4	9.3
Wholesale and other	8.4	7.9	0.5	6.3
Total Revenues	36.5	33.6	2.9	8.6
Total Cost of Sales	6.9	5.5	1.4	25.5
Gross Margin(1)	$29.6	$28.1	$1.5	5.3%
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

	Revenues		Dekatherms (Dkt)		Customer Counts
	2020	2019	2020	2019	2020	2019
	(in thousands)
Montana	$9,896	$8,909	956	945	177,410	174,550
South Dakota	1,702	1,676	114	112	40,437	39,795
Nebraska	1,698	1,833	156	141	37,467	37,173
Residential	13,296	12,418	1,226	1,198	255,314	251,518
Montana	5,598	5,490	611	675	24,412	24,094
South Dakota	1,030	1,283	170	216	6,864	6,740
Nebraska	684	900	143	156	4,945	4,872
Commercial	7,312	7,673	924	1,047	36,221	35,706
Industrial	51	79	6	11	231	239
Other	92	97	12	14	153	166
Total Retail Gas	$20,751	$20,267	2,168	2,270	291,919	287,629

	Heating Degree Days			2020 as compared with:
	2020	2019	Historic Average	2019	Historic Average
Montana	306	353	336	13% warmer	9% warmer
South Dakota	71	37	86	De minimis	De minimis
Nebraska	40	17	46	De minimis	De minimis

The following summarizes the components of the changes in natural gas gross margin for the three months ended September 30, 2020 and 2019:

Gross Margin 2020 vs. 2019
(in millions)
Gross Margin Items Impacting Net Income
Retail volumes	$(0.3)
Montana rates	(0.1)
Other	1.7
Change in Gross Margin Impacting Net Income	1.3

Gross Margin Items Offset Within Net Income
Property tax revenue, offset in property tax expense	0.2
Change in Gross Margin Items Offset Within Net Income	0.2
Increase in Gross Margin(1)	$1.5
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Gross margin increased $1.5 million, including a $1.3 million increase for items impacting net income and a $0.2 million increase from items offset within net income.

The change in gross margin for items impacting net income includes the following:

•Lower commercial and industrial loads as a result of reduced demand, offset in part by customer growth; and
•A reduction of rates from the step down of our Montana gas production assets.

Our wholesale and other revenues are largely gross margin neutral as they are offset by changes in cost of sales.

Nine Months Ended September 30, 2020 Compared with the Nine Months Ended September 30, 2019

	Results
	2020	2019	Change	% Change
	(dollars in millions)
Retail revenues	$146.9	$171.1	$(24.2)	(14.1)%
Regulatory amortization	5.0	(1.7)	6.7	(394.1)
Total retail revenues	151.9	169.4	(17.5)	(10.3)
Wholesale and other	26.6	26.5	0.1	0.4
Total Revenues	178.5	195.9	(17.4)	(8.9)
Total Cost of Sales	47.1	57.3	(10.2)	(17.8)
Gross Margin(1)	$131.4	$138.6	$(7.2)	(5.2)%
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

	Revenues		Dekatherms (Dkt)		Customer Counts
	2020	2019	2020	2019	2020	2019
	(in thousands)
Montana	$65,674	$73,295	8,937	10,025	177,036	174,555
South Dakota	16,697	20,376	2,310	2,545	40,509	40,019
Nebraska	12,908	15,678	1,984	2,181	37,542	37,373
Residential	95,279	109,349	13,231	14,751	255,087	251,947
Montana	32,988	37,987	4,674	5,458	24,455	24,171
South Dakota	11,213	14,074	2,360	2,481	6,889	6,789
Nebraska	6,284	8,294	1,394	1,612	4,973	4,894
Commercial	50,485	60,355	8,428	9,551	36,317	35,854
Industrial	503	672	75	101	231	240
Other	612	746	104	124	152	166
Total Retail Gas	$146,879	$171,122	21,838	24,527	291,787	288,207

	Heating Degree Days			2020 as compared with:
	2020	2019	Historic Average	2019	Historic Average
Montana	4,707	5,604	4,863	16% warmer	3% warmer
South Dakota	5,564	6,350	5,686	12% warmer	2% warmer
Nebraska	4,250	4,866	4,678	13% warmer	9% warmer

The following summarizes the components of the changes in natural gas gross margin for the nine months ended September 30, 2020 and 2019:

Gross Margin 2020 vs. 2019
(in millions)
Gross Margin Items Impacting Net Income
Retail volumes	$(8.3)
Montana rates	(0.8)
Other	1.7
Change in Gross Margin Impacting Net Income	(7.4)

Gross Margin Items Offset Within Net Income
Property tax revenue, offset in property tax expense	0.2
Change in Items Offset Within Net Income	0.2
Decrease in Gross Margin(1)	$(7.2)
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Gross margin decreased $7.2 million, including a $7.4 million decrease from items impacting net income and a $0.2 million increase from items offset within net income.

The change in gross margin for items impacting net income includes the following:

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

As discussed above in the Significant Trends and Regulation section of Management’s Discussion and Analysis, in response to the COVID-19 pandemic and as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of current uncertainty in the markets, we entered into a $100 million Term Loan. On April 3, 2020, we borrowed the full amount under the Term Loan. We used the proceeds to pay down a portion of our outstanding revolving credit facility borrowings and for general corporate purposes. The Term Loan bears interest at variable rates tied to the Eurodollar rate plus a credit spread of 1.50%. All principal and unpaid interest under the Term Loan is due and payable on April 2, 2021. The Term Loan provides for prepayment of the principal and interest; however, amounts prepaid may not be reborrowed. The Term Loan requires us to maintain a consolidated indebtedness to total capitalization ratio of 65 percent or less. Failure to comply with this covenant would entitle the banks to terminate their lending commitments and to accelerate the maturity of all amounts outstanding under the Term Loan. As of October 16, 2020, we were in compliance with this covenant.

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

On September 2, 2020, we entered into a new $425 million Credit Facility to replace our current facility. The Credit Facility increased the capacity from that of the prior facility by $25 million to $425 million and extended the maturity date to September 2, 2023 (from December 12, 2021), with uncommitted features that allow us to request up to two one-year extensions to the maturity date and increase the size by an additional $75 million with the consent of the lenders. The Credit Facility does not amortize and is unsecured. Borrowings may be made at interest rates equal to the Eurodollar rate, plus a margin of 112.5 to 175.0 basis points, or a base rate, plus a margin of 12.5 to 75.0 basis points. A total of ten banks participate in the facility, with no one bank providing more than 16% of the total availability.

Liquidity is provided by internal cash flows and the use of our credit facilities. This includes the $425 million Credit Facility, a $25 million revolving credit facility to provide swingline borrowing capability, and the $100 million Term Loan discussed above. We utilize availability under our revolving credit facilities to manage our cash flows due to the seasonality of our business, and utilize any cash on hand in excess of current operating requirements to invest in our business and reduce borrowings. As of September 30, 2020, our total net liquidity was approximately $357.5 million, including $3.5 million of cash and $354.0 million of revolving credit facility availability. As of September 30, 2020, there were no letters of credit outstanding and $96.0 million in outstanding borrowings under our revolving credit facilities. Availability under our revolving credit facilities was $376.0 million as of October 16, 2020.

We remain on track for our approximately $400 million capital investment as disclosed in our annual report on Form 10-K for the year ended December 31, 2019. We continue to monitor the disruption in capital markets caused by the COVID-19 pandemic. If conditions further deteriorate and we need to access the capital markets there can be no assurance that we will be able to obtain such financing on commercially reasonable terms or at all. We expect to issue equity in 2021 to maintain and protect our current credit ratings in balance with our current capital expenditure plans.

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

As of September 30, 2020, we have under collected our costs recovered through tracking mechanisms by approximately $8.1 million. We under collected our costs by approximately $32.5 million as of December 31, 2019 and under collected our costs by approximately $28.2 million as of September 30, 2019.

Credit Ratings

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are favorable to us and our customers, may impact our trade credit availability, and could result in the need to issue additional equity securities. Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s), and S&P Global Ratings (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. As of October 16, 2020, our current ratings with these agencies are as follows:

	Senior Secured Rating	Senior Unsecured Rating	Commercial Paper	Outlook
Fitch	A	A-	F2	Negative
Moody’s	A3	Baa2	Prime-2	Stable
S&P	A-	BBB	A-2	Stable

A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the credit rating agency and each rating should be evaluated independently of any other rating.

Cash Flows

The following table summarizes our consolidated cash flows (in millions):

	Nine Months Ended September 30,
	2020	2019
Operating Activities
Net income	$101.7	$142.1
Non-cash adjustments to net income	135.0	117.4
Changes in working capital	99.1	2.4
Other noncurrent assets and liabilities	(13.3)	(8.0)
Cash Provided by Operating Activities	322.5	253.9

Investing Activities
Property, plant and equipment additions	(283.0)	(242.9)
Cash Used in Investing Activities	(283.0)	(242.9)

Financing Activities
Issuance of long-term debt	150.0	150.0
Issuance of short-term borrowings	100.0	—
Line of credit repayments, net	(193.0)	(76.0)
Dividends on common stock	(90.3)	(86.3)
Financing costs	(2.6)	(1.1)
Other	(1.7)	1.2
Cash Used in Financing Activities	(37.6)	(12.2)

Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	1.9	(1.2)
Cash, Cash Equivalents, and Restricted Cash, beginning of period	12.1	15.3
Cash, Cash Equivalents, and Restricted Cash, end of period	$14.0	$14.1

Cash Provided by Operating Activities

As of September 30, 2020, cash, cash equivalents, and restricted cash were $14.0 million as compared with $12.1 million at December 31, 2019 and $14.1 million at September 30, 2019. Cash provided by operating activities totaled $322.5 million for the nine months ended September 30, 2020 as compared with $253.9 million during the nine months ended September 30, 2019. This increase in operating cash flows is primarily due to improved collections of energy supply costs in the current period, as compared with higher procured supply costs, and payments reducing cash flows in 2019 including credits to Montana customers of approximately $20.5 million and transmission generation interconnection refunds. These improvements were offset in part by reduced net income.

Cash Used in Investing Activities

Cash used in investing activities increased by approximately $40.1 million as compared with the first nine months of 2019. Plant additions during the first nine months of 2020 include maintenance additions of approximately $192.4 million and capacity related capital expenditures of $90.6 million. Plant additions during the first nine months of 2019 included maintenance additions of approximately $177.1 million, and capacity related capital expenditures of approximately $65.8 million.

Cash Used in Financing Activities

Cash used in financing activities totaled $37.6 million during the nine months ended September 30, 2020 as compared with $12.2 million during the nine months ended September 30, 2019. During the nine months ended September 30, 2020, cash used in financing activities reflects net repayments under our revolving lines of credit of $193.0 million and dividends of $90.3 million, offset in part by proceeds from the issuance of debt of $150.0 million and short-term borrowings of $100.0 million. During the nine months ended September 30, 2019, net cash used in financing activities reflects payment of dividends of $86.3 million and net borrowings under our revolving lines of credit of $76.0 million, offset in part by proceeds from the issuance of debt of $150.0 million.

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of September 30, 2020. See our Annual Report on Form 10-K for the year ended December 31, 2019 for additional discussion.

	Total	2020	2021	2022	2023	2024	Thereafter
	(in thousands)
Long-term debt (1)	$2,202,637	$—	$—	$—	$240,660	$—	$1,961,977
Finance leases	18,082	642	2,668	2,875	3,098	3,338	5,461
Short-term borrowings	100,000	—	100,000	—	—	—	—
Estimated pension and other postretirement obligations (2)	55,959	3,386	13,491	13,209	13,097	12,776	NA
Qualifying facilities liability (3)	571,011	19,055	77,722	79,572	81,646	79,384	233,632
Supply and capacity contracts (4)	1,808,019	55,897	169,277	150,265	150,776	145,560	1,136,244
Contractual interest payments on debt (5)	1,481,855	21,415	85,367	82,417	81,212	79,524	1,131,920
Environmental remediation obligations (6)	3,880	1,822	912	720	213	213	NA
Total Commitments (7)	$6,241,443	$102,217	$449,437	$329,058	$570,702	$320,795	$4,469,234
_________________________
(1)Represents cash payments for long-term debt and excludes $13.7 million of debt discounts and debt issuance costs, net.
(2)We estimate cash obligations related to our pension and other postretirement benefit programs for five years, as it is not practicable to estimate thereafter. Pension and postretirement benefit estimates reflect our expected cash contributions, which may be in excess of minimum funding requirements.
(3)Certain QFs require us to purchase minimum amounts of energy at prices ranging from $63 to $136 per MWH through 2029. Our estimated gross contractual obligation related to these QFs is approximately $571.0 million. A portion of the costs incurred to purchase this energy is recoverable through rates authorized by the MPSC, totaling approximately $463.5 million.
(4)We have entered into various purchase commitments, largely purchased power, electric transmission, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 24 years.
(5)Contractual interest payments includes our revolving credit facilities, which have a variable interest rate. We have assumed an average interest rate of 1.39% on the outstanding balance through maturity of the facilities.
(6)We estimate environmental remediation obligations for five years, as it is not practicable to estimate thereafter. Our environmental reserve relates primarily to the remediation of former manufactured gas plant sites owned by us.
(7)Potential tax payments related to uncertain tax positions are not practicable to estimate and have been excluded from this table.

Other Obligations - As a co-owner of Colstrip, we provided surety bonds of approximately $22.8 million and $13.2 million as of September 30, 2020 and December 31, 2019, respectively, on behalf of the operator to ensure the operation and maintenance of remedial and closure actions are carried out related to the Administrative Order on Consent Regarding Impacts Related to Wastewater Facilities Comprising the Closed-Loop System at Colstrip Steam Electric Stations, Colstrip Montana (the AOC) as required by the MDEQ. As costs are incurred under the AOC, the surety bonds will be reduced.

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

We continually evaluate the appropriateness of our estimates and assumptions. Actual results could differ from those estimates. We consider an estimate to be critical if it is material to the Financial Statements and it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate are reasonably likely to occur from period to period. This includes the accounting for the following: regulatory assets and liabilities, pension and postretirement benefit plans, income taxes and qualifying facilities liability. These policies were disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019. As of September 30, 2020, there have been no material changes in these policies.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, including, but not limited to, interest rates, energy commodity price volatility, and counterparty credit exposure. Management has established comprehensive risk management policies and procedures to manage these market risks.

Interest Rate Risk

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. We manage our interest rate risk by issuing primarily fixed-rate long-term debt with varying maturities, refinancing certain debt and, at times, hedging the interest rate on anticipated borrowings. All of our debt has fixed interest rates, with the exception of our revolving credit facilities and Term Loan. The $425 million Credit Facility bears interest at rates equal to the Eurodollar rate, plus a margin of 112.5 to 175.0 basis points, or a base rate, plus a margin of 12.5 to 75.0 basis points. In addition, we have a $25 million revolving credit facility, to provide swingline borrowing capability. The $25 million revolving credit facility bears interest at the lower of prime plus a credit spread of 0.13%, or available rates tied to the Eurodollar rate plus a credit spread of 0.65%. As of September 30, 2020, we had approximately $96.0 million in borrowings under our revolving credit facilities. A 1.0% increase in interest rates would increase our annual interest expense by approximately $1.0 million.

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

COVID-19 Risks

The COVID-19 pandemic and resulting adverse economic conditions have had, and we expect are likely to continue to have, a negative impact on our business, financial condition and results of operations.

The COVID-19 pandemic has negatively impacted our operations, liquidity, financial condition and results of operations since March 2020. The situation remains dynamic and subject to rapid and possibly material change, which ultimately could result in material negative effects on our business and results of operations.

Economic - The COVID-19 pandemic continues to be an evolving situation with an extended disruption of economic activity. We have experienced lower demand for electricity and natural gas as well as the inability of various customers, contractors, suppliers and other business partners to fulfill their obligations. There can be no assurance that any decrease in revenues resulting from the COVID-19 pandemic will return to previous levels in the future. Decreases in per capita income and level of disposable income, increased unemployment or a decline in consumer confidence have had and could continue to have an adverse effect on our business. Certain of our customers have been, and may in the future be, required to close down or operate at a lower capacity, which has adversely impacted our business in the short term and may in the future materially adversely affect our business, financial condition and results of operations. While we cannot predict the ultimate impact of the COVID-19 pandemic, our financial results in the second and third quarters were impacted by lower sales volumes, increased operating expenses due primarily to an increase in reserves for uncollectible accounts and an increase in interest expense. In addition, we continue to monitor the capital markets. If conditions deteriorate and disrupt the capital markets and we need to access capital, there can be no assurance that we will be able to obtain such financing on commercially reasonable terms or at all.

The continuing impact of the COVID-19 pandemic is highly uncertain and subject to change, and also depends on factors beyond our knowledge or control, including the ultimate duration and severity of this outbreak, third-party actions taken to contain its spread and mitigate its public health effects, and possible federal or state legislative actions related to utility operations or additional economic stimulus packages. In addition, we cannot predict the ongoing and ultimate impact that the COVID-19 pandemic will have on our customers, suppliers, vendors, and other business partners, and each of their financial conditions; however, any material effect on these parties could adversely impact us.

Operational - While the COVID-19 pandemic has not caused material disruptions to our operations, it could in the future as a result of, among other things, quarantines, cyber-attacks, worker absenteeism as a result of illness or other factors, social distancing measures and other travel, health-related, business or other restrictions. If a significant percentage of our workforce is unable to work, including because of illness or travel or government restrictions in connection with pandemics or disease outbreaks, our operations may be negatively affected. In addition, remote work arrangements introduce operational risk, including but not limited to cybersecurity risks.

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

In May 2019, we submitted a rate filing with the FERC related to our Montana transmission assets. The revenue collected from FERC-jurisdictional customers associated with our Montana FERC assets is reflected in our Montana MPSC-jurisdictional rates as a credit to retail customers. Settlement negotiations with the Intervenors are ongoing. If the FERC determines our request is not supported and/or decreases overall electric rates, or the MPSC-jurisdictional electric rates are not updated consistent with the FERC decision, it could have a material adverse effect on our operating and financial results.

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

Colstrip - As part of the settlement of litigation brought by the Sierra Club and the Montana Environmental Information Center against the owners and operator of Colstrip, the owners of Units 1 and 2 agreed to shut down those units no later than July 2022. In January 2020, the owners of Units 1 and 2 closed those two units. We do not have ownership in Units 1 and 2, and decisions regarding these units, including their shut down, were made by their respective owners. The six owners of Units 3 and 4 currently share the operating costs pursuant to the terms of an operating agreement among them. Costs of facilities in common with all four units are shared among the owners of all four units. With the closure of Units 1 and 2, we are incurring additional operating costs with respect to our interest in Unit 4 and expect to experience a negative impact on our transmission revenue due to reduced amounts of energy transmitted across our transmission lines. We would expect to incorporate any reduction in revenue in our next general electric rate filing, resulting in lower revenue credits to certain customers.

In addition, the remaining depreciable life of our investment in Colstrip Unit 4 is through 2042. Our recovery of costs associated with the shut-down of the facility prior to the end of the depreciable life would be subject to MPSC approval. Two of the other joint owners have entered into settlements with regulators to accelerate the recovery of their investment in Colstrip Units 3 and 4 by using a depreciable life through 2027. In May 2019, the Washington state legislature enacted a statute mandating Washington electric utilities to “eliminate coal-fired resources from [their] allocation of electricity” on or before December 31, 2025. The owners, which had earlier set and requested a depreciable life through 2027, are subject to this Washington statute and its 2025 deadline. On July 20, 2020, a third joint owner filed a Settlement Stipulation with the Washington Utilities and Transportation Commission, agreeing to a depreciable life of Unit 4 through 2023. Under the Ownership and Operation Agreement to which each of the Colstrip Units 3 and 4 co-owners are a party, we believe that Units 3 and 4 cannot be closed without each co-owner’s consent.

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

Our electric and natural gas portfolios rely significantly on market purchases. This exposure adversely affects our ability to manage our operational requirements to reliably serve our customers, while exposing us to market volatility, which ultimately could adversely affect our results of operations and liquidity.

We are obligated to supply power to retail customers and certain wholesale customers and procure natural gas to supply fuel for our natural gas fired generation. Our need to acquire flexible energy supply and capacity in the market to meet our electric and natural gas load serving obligations exposes us to certain risks including the ability to reliably serve customers and significant uncertainty in the cost of supply, which may not be recoverable. We rely upon a combination of base-load supply from our owned generation and market purchases to serve customers. In Montana, approximately 46% of our peak electric requirements are served through market purchases. Montana has been a net exporter of electric generation and we have relied upon Montana's excess generation for grid reliability and to physically serve customers. A significant number of base-load generation facilities, which may also serve to meet peak requirements, in the state and region have been retired or are scheduled to be retired in the next five to ten years. This includes Colstrip Units 1 and 2, representing 614 MWs of generation on a capacity basis, which ceased operations in January 2020. A decrease in the state and region’s electric capacity may impair the reliability of the grid, particularly during peak demand periods. There can be no assurance that there will be available counterparties to contract with to serve our customers' needs, or that these counterparties will fulfill their obligations to us. This could result in an inability to physically deliver electricity to our customers. In addition, the suppliers under these agreements may experience financial or operational problems that inhibit their ability to fulfill their obligations to us.

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

ITEM 6.                      EXHIBITS -

(a) Exhibits

Exhibit 10.1 — Credit Agreement, dated September 2, 2020, among NorthWestern Corporation, as borrower; the several banks and other financial institutions or entities from time to time parties to the agreement, as lenders; BofA Securities, Inc., Credit Suisse Securities (USA) LLC, and U.S. Bank National Association as joint lead arrangers; Credit Suisse Securities (USA) LLC, and U.S. Bank National Association as co-syndication agents; Keybank National Association as documentation agent; and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of NorthWestern Corporation's Current Report on Form 8-K, dated September 4, 2020, Commission File No. 1-10499).

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

NorthWestern Corporation
Date:	October 22, 2020	By:	/s/ BRIAN B. BIRD
Brian B. Bird
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer