Form 10-K
period 2020-12-31
NORTHWESTERN CORP
filed 2021-02-12
CIK 73088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐  No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant was $2,757,293,172 computed using the last sales price of $54.52 per share of the registrant’s common stock on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 5, 2021, 50,616,211 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Documents Incorporated by Reference
Certain sections of our Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K

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
•the impact of extraordinary external events, such as the outbreak of the COVID-19 pandemic, on our liquidity, results of operations and financial condition;
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

Transmission - The flow of electricity from generating stations and interconnections with other systems over high voltage lines to substations. The electricity then flows from the substations into a distribution network.

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

Part I

ITEM 1.  BUSINESS

OVERVIEW

 NorthWestern Energy - Delivering a Bright Future

NorthWestern Corporation, doing business as NorthWestern Energy, provides essential energy infrastructure and valuable services that enrich lives and empower communities while serving as long-term partners to our customers and communities. We are working to deliver safe, reliable, and innovative energy solutions that create value for customers, communities, employees, and investors. This includes bridging our history as a regulated utility safely providing low-cost and reliable service with our future as a globally-aware company offering a broader array of services performed by highly-adaptable and skilled employees. We provide electricity and / or natural gas to approximately 743,000 customers in Montana, South Dakota, Nebraska, and Yellowstone National Park. We have provided service in South Dakota and Nebraska since 1923 and in Montana since 2002.

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

We strive to balance legal requirements to provide cost-effective, reliable and stably priced energy with being good stewards of natural resources and a diligent focus on sustainability. We own a mix of clean and carbon-free energy resources balanced with traditional energy sources that are necessary for us to deliver affordable and reliable electricity to our customers 24/7. In 2020, approximately 65 percent of our retail needs originated from carbon-free resources, more than two times better than the total U.S. electric power industry (29 percent carbon-free).

Montana - Commitment to Reduction in Carbon Intensity

Nearly 70% of the energy we supply in Montana comes from carbon-free sources, including hydro, wind and solar. In December 2019, we announced a commitment to reduce the carbon intensity of our electric energy portfolio for Montana by 90 percent by 2045 as compared with our 2010 carbon intensity as a baseline. Over the last decade, we have already reduced the carbon intensity of our Montana generation portfolio by more than 50 percent.

MONTANA ELECTRIC OPERATIONS

Our regulated electric utility business in Montana includes generation, transmission and distribution. Our service territory covers approximately 107,600 square miles, representing approximately 73 percent of Montana's land area. During 2020, we delivered electricity to approximately 384,700 customers in 208 communities and their surrounding rural areas, 11 rural electric cooperatives and, in Wyoming, to the Yellowstone National Park. In 2020, by category, residential, commercial, industrial, and other sales accounted for approximately 44%, 47%, 5%, and 4%, respectively, of our Montana retail electric utility revenue.

Transmission and Distribution

Our electric system is composed of high voltage transmission lines and low voltage distribution lines as follows:

Electric Transmission Lines
Miles of 500 kV	497
Miles of 230 kV	956
Miles of 161 kV	1,192
Miles of 115 kV and lower voltage	4,164
Total Miles of Electric Transmission Lines	6,809

Electric Distribution Lines
Miles of overhead line	13,071
Miles of underground line	4,997
Total Miles of Electric Distribution Lines	18,068

Total Transmission and Distribution Substations	398

In addition to delivering energy to distribution systems to serve customers, we also transmit electricity for nonregulated entities owning generation, and utilities, cooperatives, and power marketers serving the Montana electricity market. Our total control area peak demand was approximately 1,799 MWs on January 14, 2020. Our control area average demand for 2020 was approximately 1,305 MWs per hour, with total energy delivered of more than 12.0 million MWHs.

Our transmission system is directly interconnected with Avista Corporation; Idaho Power Company; PacifiCorp; the Bonneville Power Administration; WAPA; and Montana Alberta Tie Ltd. Such interconnections, coupled with transmission line capacity made available under agreements with some of the above entities, permit the interchange, purchase, and sale of power among all major electric systems in the west interconnecting with the winter-peaking northern and summer-peaking southern regions of the western power system. We provide wholesale transmission service and firm and non-firm transmission services for eligible transmission customers. Our 500 kV transmission system, which is jointly owned, along with our 230 kV and 161 kV facilities, form the key assets of our Montana transmission system. Lower voltage systems provide transmission for local area service needs.

Electric Supply

Our annual retail electric supply load requirements average approximately 750 MWs, with a peak load of approximately 1,200 MWs, and are supplied by owned and contracted resources and market purchases with multiple counterparties.

Owned generation resources supplied approximately 60 percent of our retail load requirements for 2020. We expect that approximately 65 percent of our retail obligations will be met by owned generation resources in 2021. In addition, QFs provide a total of 388 MWs of contracted resources, including 87 MWs from waste petroleum coke and waste coal, 268 MWs from wind, 16 MWs from hydro, and 17 MWs from solar projects. We have several other long and medium-term power purchase agreements including contracts for 135 MWs of wind generation, 52 MWs of natural gas generation, and 21 MWs of seasonal base-load hydro supply. For 2021, including both owned and contracted resources, we have resources to provide over 90 percent of the energy necessary to meet our forecasted retail load requirements.

The following chart depicts the makeup of our current owned and long-term contracted resources within our Montana Electric generation portfolio. Hydro generation is by far our largest and most important resource, as it is reliable, dramatically lowers the portfolio's carbon intensity, and reduces economic risks associated with future carbon costs.

NorthWestern Energy Montana - Accredited Capacity Contribution of Resources

(2020 Resource Mix of Owned and Long-Term Contracted Resources)

Total Nameplate Capacity (MW): 1,467
Total Accredited Capacity Contribution (MW): 835
2020 Peak Load (MW): 1,200
MegaWatts (MW)
600
500
400
300
200
100
0
98% Capacity Contribution
202
197
97% Capacity Contribution
87
84
92% Capacity Contribution
222
204
60% Capacity Contribution
484
290
13% Capacity Contribution
455
59
5% Capacity Contribution
17
1
Natural Gas
Thermal - Long-Term Contracted
Coal - Owned
Hydro
Wind
Solar
Nameplate Capacity (MW)
Accredited Capacity Contribution (MW)

Accredoted Capacity Contribution is the ability of each resource fuel-type to contribute to meet demand during peak energy usage by customers.

Accredited Capacity Contribution or Peak Load Contribution is based on Effective Load Carrying Capability (ELCC) E3 Study on Peak Load Measurement included in NorthWestern Energy's 2020 Supplement to the 2019 Montana Electric Supply Resource Procurement Plan.

Note: 2020 Nameplate Capacity MW's include resources that are on-line or in service as of 12/31/2020. Thermal long-term contracted resources of Yellowstone Energy Limited Partnership (YELP) and Colstrip Energy Limited Partnership (CELP) are listed at their contracted capacity rather than nameplate capacity.

Owned Generation Facilities

Montana
Missouri River
Fort Peck Lake
Flathead Lake
Morony
Ryan
Cochrane
Rainbow
Black Eagle
Great Falls
Thompson Falls
Spion Kop
Yellowstone River
Clark Fork River
Holter
Hauser
Missoula
Glendive
Helena
Two Dot
Missouri River
Dave Gates Generating Station
Butte
Colstrip (30% Unit 4)
Billings
Madison River
Yellowstone River
Madison
Mystic
Hebgen
Natural Gas Fired Plant
Hydro Facilities
Wind Facilities
Coal Fired Plant

Details of these generating facilities are described in the following tables.

Hydro Facilities	COD	River Source	FERC License Expiration	Owned MW(1)
Black Eagle	1927	Missouri	2040	21
Cochrane	1958	Missouri	2040	62
Hauser	1911	Missouri	2040	18
Holter	1918	Missouri	2040	48
Madison	1906	Madison	2040	8
Morony	1930	Missouri	2040	49
Mystic	1925	West Rosebud Creek	2050	12
Rainbow	1910/2013	Missouri	2040	64
Ryan	1915	Missouri	2040	71.5
Thompson Falls	1915/1995	Clark Fork	2025	94
Total				447.5
(1) The Hebgen facility (0 MW net capacity) is excluded from the figures above. These are run-of-river dams except for Mystic, which is storage generation.

Other Facilities	Fuel Source	Ownership Interest	Owned MW
Colstrip Unit 4, located near Colstrip in southeastern Montana	Sub-bituminous coal	30%	222
DGGS, located near Anaconda, Montana	Natural Gas & Liquid Fuel	100%	150
Spion Kop Wind, located in Judith Basin County in Montana	Wind	100%	40
Two Dot Wind, located in Wheatland County in Montana	Wind	100%	11

Colstrip Unit 4 provides base-load supply and is operated by Talen Montana, LLC (Talen). Talen has a 30 percent ownership interest in Colstrip Unit 3. We have a reciprocal sharing agreement with Talen regarding the operation of Colstrip Units 3 and 4, in which each party receives 15 percent of the respective combined output and is responsible for 15 percent of the respective operating and construction costs, regardless of whether a particular cost is specified to Colstrip Unit 3 or 4. However, each party is responsible for its own fuel-related costs. Colstrip Unit 4 is supplied with fuel from adjacent coal reserves under a coal supply agreement in effect through 2025. See Item 1A Risk Factors "Regulatory, Legislative and Legal Risks" for further discussion regarding the service life of generation facilities.

Resource Planning and Portfolio Standards

Resource planning is an important function necessary to meet our customers' future energy needs and is used to guide resource acquisition activities. We filed our latest resource plan with the MPSC in August 2019 and supplemented that plan in December 2020. We have significant projected generation capacity deficits and negative reserve margins. In Montana, approximately 46 percent of our peak electric requirements are served by market purchases, exposing our customers to greater market exposure (price and availability) than our regional peers. Based on current estimates, we forecast that our portfolio will be 725 MW short by 2025 (including reserve margins), considering expiring contracts and a modest increase in customer demand.

Winter Peak Loads and Capacity Contributions
of Existing and Needed Resources
1,800
1,600
1,400
1,200
1,000
800
600
400
200
-
MegaWatts
Peak Load Forecast plus 16% Reserve Margin
Peak Load Forecast
Capacity Shortfall 46%
Targeted Resource Additions to Fill Need (Peak Capability)
Capacity Shortfall Without Resource Additions ~60%
Existing Resource (Peak Capability)
2018
2019
2020
2021
2022
2023
2024
2025
2026
2027
2028
2029
2030
2031
2032
2033
2034
2035
2036
2037
2038
2039
Existing Resources
Needed Resources
Winter Peak Plus 16%
Retail Winter Peak

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

Renewable portfolio standards (RPS) enacted in Montana currently require that 15 percent of our annual electric supply portfolio be derived from eligible sources, including resources such as wind, biomass, solar, and small hydroelectric. Eligible resources used to serve our load generate RECs. Any RECs in excess of the annual requirements for a given year are carried forward for up to two years to meet future RPS needs. While our hydro generation assets are not eligible resources under the RPS, any qualifying additions would be eligible. Given contracts under negotiation and our portfolio resources, we expect to meet the Montana RPS requirements through the 2040s. The penalty for not meeting the RPS is up to $10 per MWH for each REC short of the requirement.

Western Energy Imbalance Market

We expect to enter the Western Energy Imbalance Market (EIM), operated by the California Independent System Operator (California ISO), in the second quarter of 2021. We studied the value and costs of the EIM for several years prior to the decision to participate in the Western EIM. Utilities in the western United States outside the California ISO have traditionally relied upon a combination of automated and manual dispatch within the hour to balance generation and load to maintain reliable supply. These utilities have limited capability to transact within the hour outside their balancing area. In contrast, energy imbalance markets use automated intra-hour economic dispatch of generation from committed resources to serve loads. The Western EIM is intended to reduce power supply costs to serve customers through more efficient dispatch of a larger and more diverse pool of resources, to integrate intermittent power more effectively, and to enhance reliability. Participation in the Western EIM is voluntary and available to all balancing authorities in the western United States.

SOUTH DAKOTA ELECTRIC OPERATIONS

Our South Dakota electric utility business operates as a vertically integrated generation, transmission and distribution utility. We have the exclusive right to serve an area in South Dakota comprised of 25 counties. We provide retail electricity to more than 63,900 customers in 110 communities in South Dakota. In 2020, by category, residential, commercial and other sales accounted for approximately 39%, 59%, and 2%, respectively, of our South Dakota retail electric utility revenue.

Transmission and Distribution

Our electric system includes high voltage transmission and low voltage distribution lines as follows:

Electric Transmission Lines
Miles of 345 kV	25
Miles of 230 kV	18
Miles of 115 kV and lower voltages	1,265
Total Miles of Electric Transmission Lines	1,308

Electric Distribution Lines
Miles of overhead line	1,631
Miles of underground line	683
Total Miles of Electric Distribution Lines	2,314

Total Transmission and Distribution Substations	119

Our South Dakota system is interconnected with the transmission facilities of Otter Tail Power Company; Montana-Dakota Utilities Co.; Xcel Energy Inc.; and WAPA. We have emergency interconnections with the transmission facilities of East River Electric Cooperative, Inc. and West Central Electric Cooperative.

We are a transmission-owning member in the SPP. Each year, we review all new or modified transmission assets and transfer functional control of assets that qualify under the SPP Tariff to the SPP. This annual update goes into effect on April 1st each year. To date, we have transferred control of 333 line miles of 115 kV facilities and over 158 line miles of 69 kV facilities. The Coyote, Big Stone, and Neal power plants, which we jointly own, are connected directly to the MISO system. Our ownership rights in the transmission lines from these plants to our distribution system allow us to move the power to our customers. Along with operating the transmission system, SPP also coordinates regional transmission planning for all of its members.

Electric Supply

Our annual retail electric supply load requirements average approximately 200 MWs, with a peak load of 328 MWs, and are supplied by owned and contracted resources and market purchases. We use market purchases and peaking generation to provide peak supply in excess of our base-load capacity. We are a member of the SPP. As a market participant in SPP, we buy and sell wholesale energy and reserves in both day-ahead and real-time markets through the operation of a single, consolidated SPP balancing authority. We and other SPP members submit into the SPP market both offers to sell our generation and bids to purchase power to serve our load. SPP optimizes next-day and real-time generation dispatch across the region and provides participants with greater access to economic energy. Marketing activities in SPP are handled for us by a third-party provider acting as our agent.

Our electric supply resources include 210 MWs from jointly owned coal plants and an 80 MW natural gas plant. Additional resources include several natural gas peaking units and an 80 MW wind facility. We also purchase the output of four wind projects, three of which are QFs, under power purchase agreements. Actual output for our wind resources varies based upon weather conditions.

Owned Generation Facilities

Details of our generating facilities are described further in the following chart:

Generation Facilities	Fuel Source	Ownership Interest	Owned MW
Big Stone Plant, located near Big Stone City in northeastern South Dakota	Sub-bituminous coal	23.4%	111
Coyote I Electric Generating Station, located near Beulah, North Dakota	Lignite coal	10.0%	43
Neal Electric Generating Unit No. 4, located near Sioux City, Iowa	Sub-bituminous coal	8.7%	56
Aberdeen Generating Units No. 1 and 2, located near Aberdeen, South Dakota	Natural gas & Liquid Fuel	100.0%	80
Beethoven Wind Project, located near Tripp, South Dakota	Wind	100.0%	80
Miscellaneous combustion turbine units and small diesel units (used only during peak periods)	Combination of fuel oil and natural gas	100.0%	41
Total			411

The Big Stone, Coyote and Neal plants are owned jointly with unaffiliated parties. Each of the jointly owned plants is subject to a joint management structure, and we are not the operator of any of these plants. Based on our ownership interest, we are entitled to a proportionate share of the capacity of our jointly owned plants and are responsible for a proportionate share of the operating costs.

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

We submitted a plan to the SDPUC in 2018 to provide for the modernization of our generating fleet, which is focused on improving reliability and flexibility. Based on the results of associated competitive solicitation processes, we are currently constructing 60 MW of flexible reciprocating internal combustion engines at a brownfield site near Huron, South Dakota expected to be in service by late 2021, with construction costs of approximately $80 million, and a new 30-40 MW flexible generation facility in Aberdeen, South Dakota planned to be in service in early 2024, with a cost of approximately $60 million.

NATURAL GAS OPERATIONS

Montana

Our regulated natural gas utility business in Montana includes production, storage, transmission and distribution. During 2020, we distributed natural gas to approximately 203,700 customers in 118 Montana communities over a system that consists of approximately 4,900 miles of underground distribution pipelines. We also serve several smaller distribution companies that provide service to approximately 37,000 customers. We transmit natural gas in Montana from production receipt points and storage facilities to distribution points and other nonaffiliated transmission systems. We transported natural gas volumes of approximately 42 Bcf during the year ended December 31, 2020.

Miles of Natural Gas Transmission	2,165

Miles of Natural Gas Distribution	4,892

City Gate Stations	150

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

Natural gas is used primarily for residential and commercial heating, and as fuel for two electric generating facilities. The demand for natural gas largely depends upon weather conditions. Our Montana retail natural gas supply requirements for the year ended December 31, 2020, were approximately 21.0 Bcf. Our Montana natural gas supply requirements for electric generation fuel for the year ended December 31, 2020, were approximately 2.8 Bcf. We have contracted with several major producers and marketers with varying contract durations to provide the anticipated supply to meet ongoing requirements. Our natural gas supply requirements are fulfilled through third-party fixed-term purchase contracts, short-term market purchases and owned production. Our portfolio approach to natural gas supply is intended to enable us to maintain a diversified supply of natural gas sufficient to meet our supply requirements. We benefit from direct access to suppliers in significant natural gas producing regions in the United States, primarily the Rocky Mountains (Colorado), Montana, and Alberta, Canada.

Owned Production and Storage - Since 2010, we have acquired gas production and gathering system assets as a part of an overall strategy to provide rate stability and customer value: as we own these assets, which are regulated, our customers are protected from potential price spikes in the market. As of December 31, 2020, these owned reserves totaled approximately 43.1 Bcf and are estimated to provide approximately 3.5 Bcf in 2021, or about 16 percent of our expected annual retail natural gas load in Montana. In addition, we own and operate three working natural gas storage fields in Montana with aggregate working gas capacity of approximately 17.85 Bcf and maximum aggregate daily deliverability of approximately 203,400 dekatherms.

South Dakota and Nebraska

We provide natural gas to approximately 48,000 customers in 62 South Dakota communities and approximately 42,700 customers in three Nebraska communities. In South Dakota, we also transport natural gas for nine gas-marketing firms and three large end-user accounts. In Nebraska, we transport natural gas for four gas-marketing firms and one end-user account. We delivered approximately 27.5 Bcf of third-party transportation volume on our South Dakota distribution system and approximately 3.7 Bcf of third-party transportation volume on our Nebraska distribution system during 2020.

Miles of Natural Gas Transmission	55

Miles of Natural Gas Distribution	2,524

Our South Dakota natural gas supply requirements for the year ended December 31, 2020, were approximately 6.0 Bcf. We contract with a third party under an asset management agreement to manage transportation and storage of supply to minimize cost and price volatility to our customers. In Nebraska, our natural gas supply requirements for the year ended December 31, 2020, were approximately 4.3 Bcf. We contract with a third party under an asset management agreement that includes pipeline capacity, supply, and asset optimization activities. To supplement firm gas supplies in South Dakota and Nebraska, we contract for firm natural gas storage services to meet the heating season and peak day requirements of our customers.

Municipal Natural Gas Franchise Agreements - We have municipal franchises to provide natural gas service in the communities we serve. The terms of the franchises vary by community. Our Montana franchises typically have a fixed 10-year term and continue for additional 10-year terms unless and until canceled, with 5 years notice. The maximum term permitted under Nebraska law for these franchises is 25 years while the maximum term permitted under South Dakota law is 20 years. Our policy generally is to seek renewal or extension of a franchise in the last year of its term. We continue to serve those customers while we obtain formal renewals. During the next five years, fifteen of our Montana franchises are scheduled to reach the end of their fixed term, which account for approximately 83,000 or 41 percent of our Montana natural gas customers. Five of our South Dakota franchises and one franchise in Nebraska, which account for approximately 30,500 or 34 percent of our South Dakota and Nebraska natural gas customers, are scheduled to reach the end of their fixed term during the next five years. We do not anticipate termination of any of these franchises.

REGULATION

Base rates are the rates that are intended to allow us the opportunity to collect from our customers total revenues (revenue requirements) equal to our cost of providing delivery and rate-based supply services, plus a reasonable rate of return on invested capital. We have both electric and natural gas base rates and cost tracking clauses. We may ask the respective regulatory commission to increase base rates from time to time. Rate increases are normally granted based on historical data and those increases may not always keep pace with increasing costs. For more information on current regulatory matters, see Note 3 - Regulatory Matters, to the Consolidated Financial Statements.

The following is a summary of our rate base (amounts we earn a return on) and authorized rates of return in each jurisdiction, estimated as of December 31, 2020:

Jurisdiction and Service	Implementation Date	Authorized Rate Base (millions)	Estimated Rate Base (millions)	Authorized Overall Rate of Return	Authorized Return on Equity	Authorized Equity Level
Montana electric delivery and production (1)	April 2019	$2,030.1	$2,500.9	6.92%	9.65%	49.38%
Montana - Colstrip Unit 4	April 2019	304.0	272.4	8.25%	10.00%	50%
Montana natural gas delivery and production (2)	September 2017	430.2	516.1	6.96%	9.55%	46.79%
Total Montana		$2,764.3	$3,289.4
South Dakota electric (3)	December 2015	$557.3	$626.8	7.24%	n/a	n/a
South Dakota natural gas (3)	December 2011	65.9	77.4	7.80%	n/a	n/a
Total South Dakota		$623.2	$704.2
Nebraska natural gas (3)	December 2007	$24.3	$37.8	8.49%	10.40%	n/a
		$3,411.8	$4,031.4
 _____________________
(1)    The revenue requirement associated with the FERC regulated portion of Montana electric transmission and ancillary services are included as revenue credits to our MPSC jurisdictional customers. Therefore, we do not separately reflect FERC authorized rate base or authorized returns.
(2)    The Montana gas revenue requirement includes a step down which approximates annual depletion of our natural gas production assets included in rate base.
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

Electric Supply Tracking Mechanism - The Power Cost and Credit Adjustment Mechanism (PCCAM) incorporates sharing of a portion of the business risk or benefit associated with the cost of power purchased and fuel used to generate electricity. Customer prices may be adjusted annually to absorb a portion of the difference between base revenues and actual costs for the annual tracking period. Annual filings are based on a July through June 12-month tracking period, and are subject to review by the MPSC to determine if electric supply procurement activities were prudent. If the MPSC subsequently determines that a procurement activity was imprudent, recovery of such costs may be disallowed.

Natural Gas Supply Tracker - Rates for our Montana natural gas supply are set by the MPSC. Certain supply rates are adjusted on a monthly basis for volumes and costs during each July to June 12-month tracking period. Annually, supply rates are adjusted to include any differences between the previous tracking year's revenues and expenses for recovery during the subsequent tracking year. We submit annual natural gas tracker filings for the actual 12-month period ended June 30 and for the projected supply costs for the next 12-month period. The MPSC reviews such filings and makes its cost recovery determination based on whether or not our natural gas energy supply procurement activities were prudent. If the MPSC subsequently determines that a procurement activity was imprudent, recovery of such costs may be disallowed.

Montana Property Tax Tracker - We file an annual property tax tracker (including other state/local taxes and fees) with the MPSC for an automatic rate adjustment, which reflects the incremental property taxes since our last base rate filing adjusted for the associated income tax benefit.

Fixed Cost Recovery Mechanism Pilot - In our 2018 Montana electric rate settlement, the MPSC approved a Fixed Cost Recovery Mechanism Pilot (FCRM), intended to decouple our recovery of fixed, test-year based transmission, distribution, and production costs from sales of energy. At our request, the MPSC delayed implementation of the pilot to July 1, 2021. The FCRM is expected to function over a four-year pilot period, applying primarily to residential customers.

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

NPSC Regulation

Our Nebraska natural gas rates and terms and conditions of service for residential and smaller commercial customers are regulated by the NPSC. High volume customers are not subject to such regulation, but can file complaints if they allege discriminatory treatment. Under the Nebraska State Natural Gas Regulation Act, a regulated natural gas utility may propose a change in rates to its regulated customers, if it files an application for a rate increase with the NPSC and with the communities in which it serves customers. The utility may negotiate with those communities for a settlement with regard to the proposed rate change if the affected communities representing more than 50 percent of the affected ratepayers agree to direct negotiations, or it may proceed to have the NPSC review the filing and make a determination. Our tariffs have been approved by the NPSC, and the NPSC has adopted certain rules governing the terms and conditions of service of regulated natural gas utilities. Our retail natural gas tariffs provide residential, general service and commercial and industrial options, as well as firm and interruptible transportation service. A purchased gas adjustment clause provides for adjustments based on changes in gas supply and interstate pipeline transportation costs.

FERC Regulation

We are subject to FERC's jurisdiction and regulations with respect to rates for electric transmission service and electricity sold at wholesale, hydro licensing and operations, the issuance of certain securities, incurrence of certain long-term debt, and compliance with mandatory reliability standards, among other things. Under FERC's open access transmission policy promulgated in Order No. 888, as owners of transmission facilities, we are required to provide open access to our transmission facilities under filed tariffs at cost-based rates. In addition, we are required to comply with FERC's Standards of Conduct for Transmission Providers.

Our Montana wholesale transmission customers, such as cooperatives, industrial customers, and other customers that have third-party commodity supply providers, are served under our OATT, which is on file with FERC. The OATT defines the terms, conditions, and rates of our Montana transmission service, including ancillary services. Our South Dakota transmission operations are in the SPP, and transmission service is provided under the SPP OATT.

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

Our hydroelectric generating facilities are licensed by the FERC and operated under the terms of those licenses and FERC regulations. In connection with the relicensing of these generating facilities, applicable law permits the FERC to issue a new license to the existing licensee, to a new licensee, or alternatively allows the U.S. government to take over the facility. If the existing licensee is not relicensed, it is compensated for its net investment in the facility, not to exceed the fair value of the property taken, plus reasonable severance damages to other property affected by the lack of relicensing.

Reliability Standards - We must comply with the standards and requirements that apply to the NERC functions for which we have registered in both the MRO for our South Dakota operations and the WECC for our Montana operations. WECC and the MRO have responsibility for monitoring and enforcing compliance with the FERC-approved mandatory reliability standards within their respective regions. We expect that the reliability standards will continue to evolve and change as a result of modifications, guidance, and clarification following industry implementation and ongoing audits and enforcement.

COMPETITION

We are subject to public policies that promote competition and development of energy markets. Our industrial and large commercial customers have the ability to choose their electric supplier and may generate their own electricity. In addition, customers may have the option of substituting other fuels or relocating their facilities to a lower cost region. Customers have the opportunity to supply their own power with distributed generation including solar generation, and in Montana, can currently avoid paying for most of the fixed production, transmission and distribution costs incurred to serve them. These incentives and federal tax subsidies make distributed generating resources viable potential competitors to our electric service business.

In addition, the FERC has continued to promote competitive wholesale markets through open access transmission and other means. Our wholesale customers can purchase their output from generation resources of competing suppliers or non-contracted quantities and use the transmission systems to serve their load. There is also competition for available transmission capacity to meet our electric supply needs to serve customers.

ENVIRONMENTAL

The operation of electric generating, transmission and distribution facilities, and gas gathering, storage, transportation and distribution facilities, along with the development (involving site selection, environmental assessments, and permitting) and construction of these assets, are subject to extensive federal, state, and local environmental and land use laws and regulations. Our activities involve compliance with diverse laws and regulations that address emissions and impacts to the environment, including air and water, and protection of natural resources and wildlife. We monitor federal, state, and local environmental initiatives to determine potential impacts on our financial results. As new laws or regulations are issued, we assess their applicability and implement the necessary modifications to our facilities or their operation to maintain ongoing compliance.

To this end, the new Biden Administration has set ambitious goals to address climate change, including the goal of a carbon free power sector by 2035 and net zero carbon emissions by 2050. Executive Orders issued by the Administration in its first few weeks include initiatives and directives intended to reduce greenhouse gas (GHG) emissions, address climate change issues and decarbonize the energy sector. In particular, these Executive Orders, among other things, establish climate considerations as key components of United States foreign policy and national security, establish a White House Office of Domestic Climate policy as well as a National Climate Task Force, call for agency heads to identify any fossil fuel subsidies provided by their agencies and to take steps to ensure that federal funding is not directly subsidizing fossil fuels, and direct agencies to immediately review all regulations proposed or finalized by the Trump Administration that conflict with the Biden Administration’s objectives and to take action to rescind or revise those rules. President Biden also announced the United States’ intent to rejoin the Paris Agreement.

Implementation of these initiatives and directives has the potential to limit or curtail our operations, including the burning of fossil fuels at our coal-fired power plants. While we strive to comply with all environmental regulations applicable to our operations, it is not possible to determine when or to what extent additional facilities or modifications of existing or planned facilities will be required as a result of changes to energy and environmental laws and regulations, or new administrative or judicial interpretations or enforcement decisions regarding them.

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

HUMAN CAPITAL

Our ability to achieve the objectives of our business strategy and serve our customers within our service territory depends on employing skilled professionals. We aspire to be an employer of choice by offering competitive salaries and benefits, providing a safe working environment, valuing diversity, fostering inclusion and encouraging a healthful work–life balance. Our success comes when employees feel empowered to take initiative, voice their opinions, and build on their experiences within our company and our communities.

As of December 31, 2020, we had 1,530 employees. Of these, 1,225 employees were in Montana and 305 were in South Dakota or Nebraska. Of our Montana employees, 470, or 38 percent, were covered by seven collective bargaining agreements involving five unions. Due to COVID-19, the Company negotiated a one-year contract extension with a wage proposal for each of the seven Montana agreements. Six of the contract extensions will expire in 2021 with one extending to 2022. Of our South Dakota and Nebraska employees, 172, or 56 percent, are covered by a collective bargaining agreement renegotiated in 2019 that expires at the end of 2021. We consider our relations with employees to be good.

Talent Management

Attraction and retention of skilled professionals is key to our ongoing success. We invest significant resources in maintaining a culture that supports the ongoing development of our workforce. This includes an integrated learning and performance management system that provides opportunities to develop and enhance skills and knowledge, and enables our employees to grow professionally and perform their duties in a safe and efficient manner. This structured training and development is intended to provide employees a consistent learning experience, and maximizes learning retention and background knowledge. We offer tuition reimbursement to promote continued professional growth for current employees, and a scholarship program for students attending universities, colleges, and technical schools in our service area to assist in developing current and future skills sets needed by our employees. We are a founding partner of the Highlands College of Montana Technological University Pre-apprentice Lineman Program. We support annual Pre-apprentice scholarships, recruit and hire suitable candidates from the program, serve as industry advisors on the program board and have donated training assets to support the program.

Compensation

Our overarching compensation philosophy is structured to be consistent with our peers, and to align the long term interests of our employees, executives, shareholders, and customers so the pay appropriately reflects performance in achieving financial and non-financial operating objectives.

We are committed to internal pay equity, and the Human Resources Committee of the Board of Directors monitors the relationship between the pay our executive officers receive and the pay our non-managerial employees receive. During 2020 and 2019, the compensation for our CEO was approximately 25 and 27 times, respectively, the compensation of our median employee.

We believe that a significant portion of an executive’s pay should be at risk in the form of performance-based incentive awards that are only paid if the individual and company performance targets are met. For 2020, approximately 78 percent of the targeted compensation of our CEO and about 60 percent of the targeted compensation of our other named executive officers is at risk in the form of performance-based incentive awards. Our Board of Directors establishes the metrics and targets for these incentive awards, based upon advice from the Board’s independent compensation consultant.

We engage nationally recognized outside compensation and benefits consulting firms to independently evaluate the effectiveness of our compensation and benefits programs and to provide benchmarking against our peers within the industry.

Diversity

A diverse and inclusive workforce adds value to our company and helps us succeed in an ever-changing environment. By embracing diversity and fostering inclusion, we aim to enable each employee, executive, and director to contribute fully to the company. We believe diversity is important because varied perspectives expand our ability to bring unique professional experiences to our business. Diversity in the workforce may be considered when relevant to hiring, promotions, work assignments, or other decisions related to the terms and conditions of employment. Our workforce reflects the relative diversity of our available talent in the communities we serve. Our employment data is tested annually by a third party as part of our Affirmative Action plan development to identify any needed corrective placement goals that are required. This testing determined that there is no current need to establish corrective placement goals in our plan.

Of our total workforce, 28 percent of our employees are female, and 24 percent of our employees in management positions are female, including three of our eight executive officers. Additionally, 2020 Women on Boards has recognized our gender diversity, with four females among our ten directors who sit on our board. We have implemented methods to provide pay equity between our female and male employees performing equal or substantially similar work. We have engaged with a third party to review our pay equity between our male and female employees, share the results with our Board of Directors, and take corrective action as necessary. Our most recent study was performed in 2019, with no corrective action required.

Health and Safety

As stewards of critical infrastructure, providers of energy service, and members of the communities we serve, our priority is the health and safety of our employees and customers. Safety and health are considered and integrated into all work activities. We monitor several different key areas relating to safety to review and evaluate our operations, to measure progress, and to enhance compliance with our safety philosophies and policies. These key metrics include the recordable incident rate (number of work-related injuries per 100 employees for a one-year period) and lost time incident rate (number of employees who lost time due to work-related injuries per 100 employees for a one-year period). During the year ended December 31, 2020, we realized our best safety year on record and reduced our recordable incident rate from 1.86 to 1.36 and lost time incident rate from 0.58 to 0.39 on a company wide basis as compared to the year ended December 31, 2019. Our five-year average safety record for the year ended December 31, 2020 was better than our industry peer group's five-year average.

COVID-19

In response to the COVID-19 pandemic we have implemented a number of protocols to help slow the spread of the virus to protect both our employees and our communities, and to continue to provide our customers with reliable, safe energy service. We have restricted access to all our critical facilities to essential employees only, and employees in these facilities have been split into segregated work groups to avoid physical contact. We have implemented a responsible re-entry plan that determines when employees can return to company facilities in a phased approach based on internal and external triggers to provide for the safety and health of our employees. Masks and social distancing are required at all times when entering company facilities and in common spaces. Field personnel are still performing operations and maintenance work, but extra social distancing protocols have been implemented. Field personnel will not enter a customer home or business except in very limited circumstances. In an instance where an employee does need to enter a home or business, extra precautions have been implemented.

We have continuously executed upon our commitment to provide safe reliable energy service, while also managing the spread of the virus and promoting health and safety. During this time we did not lay off or furlough any employees. We implemented and continue to provide paid leave programs supplemental to our paid-time off and leave benefits, which compensate employees when unable to work due to quarantine and illness.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Executive Officer	Current Title and Prior Employment	Age on Feb. 5, 2021
Robert C. Rowe	President, Chief Executive Officer and Director since August 2008. Previously, Mr. Rowe was a co-founder and senior partner at Balhoff, Rowe & Williams, LLC, a specialized national professional services firm providing financial and regulatory advice to clients in the telecommunications and energy industries (January 2005-August, 2008); and served as Chairman and Commissioner of the Montana Public Service Commission (1993–2004).	65

Brian B. Bird (1)	Chief Financial Officer since December 2003. Prior to joining NorthWestern, Mr. Bird was Chief Financial Officer and Principal of Insight Energy, Inc., a Chicago-based independent power generation development company (2002-2003). Previously, Mr. Bird was Vice President and Treasurer of NRG Energy, Inc., in Minneapolis, MN (1997-2002). Mr. Bird serves on the board of directors of a NorthWestern subsidiary.	58

Michael R. Cashell	Vice President - Transmission since May 2011; formerly Chief Transmission Officer since November 2007; formerly Director - Transmission Marketing and Business Planning since 2003. Mr. Cashell serves on the board of directors of a NorthWestern subsidiary.	58

Heather H. Grahame	Vice President - General Counsel and Regulatory and Federal Government Affairs since January 2018; formerly Vice President and General Counsel since August 2010. Previously, Ms. Grahame was a partner in the law firm of Dorsey & Whitney, LLP, where she co-chaired its Telecommunications practice (1999-2010).	65

John D. Hines	Vice President - Supply and Montana Government Affairs since January 2018; formerly Vice President - Supply since May 2011; formerly Chief Energy Supply Officer since January 2008; formerly Director - Energy Supply Planning since 2006. Previously, Mr. Hines served as the Montana representative to the Northwest Power and Conservation Council (2003-2006).	62

Crystal D. Lail (1)	Vice President and Chief Accounting Officer since April 2020, formerly Vice President and Controller since October 2015; and prior to that successive finance roles since joining NorthWestern in January 2003.	42

Curtis T. Pohl	Vice President - Distribution since May 2011; formerly Vice President-Retail Operations since September 2005; Vice President-Distribution Operations since August 2003; formerly Vice President-South Dakota/Nebraska Operations since June 2002; formerly Vice President-Engineering and Construction since June 1999. Mr. Pohl serves on the board of directors of a NorthWestern subsidiary.	56

Bobbi L. Schroeppel	Vice President, Customer Care, Communications and Human Resources since May 2009, formerly Vice President-Customer Care and Communications since September 2005; formerly Vice President-Customer Care since June 2002; formerly Director-Staff Activities and Corporate Strategy since August 2001; formerly Director-Corporate Strategy since June 2000.	52
 _____________________
(1)    Effective February 15, 2021, Brian B. Bird will no longer serve as Chief Financial Officer and will become President and Chief Operating Officer. At the same time, Crystal Lail will no longer serve as Vice President and Chief Accounting Officer and will become Vice President and Chief Financial Officer.

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

The COVID-19 pandemic has had widespread impacts on people, economies, businesses and financial markets. Since March 2020, the pandemic has negatively impacted our operations, liquidity, financial condition and results of operations. The continuing impact of the COVID-19 pandemic is highly uncertain and subject to change, and also depends on factors beyond our knowledge or control, including the ultimate duration and severity of this outbreak, third-party actions taken to contain its spread and mitigate its public health effects, and possible federal or state legislative actions related to utility operations, including disconnect moratoriums, or additional economic stimulus packages. In addition, we cannot predict the ongoing and ultimate impact that the COVID-19 pandemic will have on our customers, suppliers, vendors, and other business partners, and each of their financial conditions; however, any material effect on these parties could adversely impact us.

Economic - The COVID-19 pandemic continues to be an evolving situation with an extended disruption of economic activity. While we cannot predict the ultimate impact of the COVID-19 pandemic, our financial results in 2020 were impacted by lower sales volumes, an increase in reserves for uncollectible accounts and an increase in interest expense. There can be no assurance that any decrease in revenues resulting from the COVID-19 pandemic will return to previous levels in the future. Decreases in per capita income and level of disposable income, increased unemployment or a decline in consumer confidence have had and could continue to have an adverse effect on our business. Certain of our customers have been, and may in the future be, required to close down or operate at a lower capacity, which has adversely impacted our business in the short term and may in the future materially adversely affect our business, financial condition and results of operations. In addition, we continue to monitor the capital markets. If conditions deteriorate and disrupt the capital markets and we need to access capital, there can be no assurance that we will be able to obtain such financing on commercially reasonable terms or at all.

Operational - While the COVID-19 pandemic has not caused material disruptions to our operations, it could in the future as a result of, among other things, quarantines, increased cyber risk due to employees working from home, worker absenteeism as a result of illness or other factors, social distancing measures and other travel, health-related, business or other restrictions. If a significant percentage of our workforce is unable to work, including because of illness, travel restrictions, or government mandates in connection with pandemics or disease outbreaks, our operations may be negatively affected. In addition, remote work arrangements introduce operational risk, including but not limited to cybersecurity risks.

For similar reasons, the COVID-19 pandemic may similarly adversely impact our suppliers and their manufacturers. Depending on the extent and duration of COVID-19 pandemic's effects on our business and operations and the business and operations of our suppliers, our costs could increase, including our costs to address the health and safety of personnel, and our ability to obtain certain supplies or services.

National, state and local governments have responded to the COVID-19 pandemic in a variety of ways, including, without limitation, by declaring states of emergency, restricting people from gathering in groups or interacting within a certain physical distance (i.e., social distancing), and in certain cases, ordering businesses to close or limit operations or people to stay at home. Although we provide critical infrastructure services and are permitted to continue to operate in each of our jurisdictions, there may be restrictions imposed on how we operate, such as disconnect moratoriums.

Any such workforce implications, supply chain disruptions, and / or limitations or closures may impact our ability to achieve our capital investment program and could have a material adverse impact on our ability to serve our customers and on our business, financial condition and results of operations.

The impacts of the COVID-19 pandemic may also have the effect of heightening risks discussed below, any of which could have a material effect on us.

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

In addition to rate cases, our cost tracking mechanisms are a significant component of how we recover our costs. Trackers can also be highly contested dockets and, as with a rate case, there is no guarantee that the regulatory commission will approve our request to recover costs. We have recently received, and may in the future receive, unfavorable rulings from the MPSC. During the fourth quarter of 2020, the MPSC disallowed approximately $9.4 million of power costs for the July 1, 2018 to June 30, 2019 time period related to an intermittent outage at Colstrip Units 3 and 4 and application of a change in state laws addressing cost sharing of power costs. There can be no assurance that the MPSC will allow recovery of costs in the future, which could have a material adverse effect on our financial results.

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

We are subject to regulations under a wide variety of U.S. federal and state regulations and policies. Regulation affects almost every aspect of our business. Changes to federal and state laws and regulations are continuous and ongoing and the new Biden Administration, the new U.S. Congress, and new state legislatures and state administrations may enact and implement new laws and regulations that could adversely and materially affect us. There can be no assurance that laws, regulations and policies will not be changed in ways that result in significant impacts to our business. We cannot predict future changes in laws and regulations, how they will be implemented and interpreted, or the ultimate effect that this changing environment will have on us. Any changes may have a material adverse effect on our financial condition, results of operations, and cash flows.

We are subject to extensive and changing environmental laws and regulations, including legislative and regulatory responses to climate change, with which compliance may be difficult and costly.

Our operations are subject to laws and regulations imposed by federal, state and local government authorities regarding climate change, the environment, air and water quality, GHG emissions, protection of natural resources, migratory birds and other wildlife, solid waste disposal, coal ash and other environmental considerations. We believe that we are in compliance with environmental regulatory requirements.

However, laws and regulations to which we must adhere change, and the new Biden Administration’s agenda represents a significant shift in environmental and energy policy, focusing on reducing GHG emissions and climate change issues. This new direction is reflected in several Executive Orders that President Biden issued in January 2021. Together, these orders reflect climate change issues and GHG reductions as central areas of focus for domestic and international regulations, orders and policies.

These initiatives will likely lead to new and revised environmental laws and regulations. Any such changes, as well as any enforcement actions or judicial decisions regarding those laws and regulations, could affect our costs and the manner in which we conduct our business and could require us to make substantial additional capital expenditures or abandon certain projects.

In addition, although previous attempts by the EPA to regulate GHG emissions from coal-fired plants have not succeeded, it is widely expected that the Biden Administration will develop an alternative plan for reducing GHG emissions from coal-fired plants. As GHG regulations are implemented, it could result in additional compliance costs that could affect our future results of operations and financial position if such costs are not recovered through regulated rates. Complying with the CO2 emission performance standards, and with other future environmental rules, may make it economically impractical to continue operating all or a portion of our jointly owned facilities or for individual owners to participate in their proportionate ownership of the coal-fired generating units. This could lead to significant impacts to customer rates for recovery of plant improvements and / or closure related costs and costs to procure replacement power. In addition, these changes could impact system reliability due to changes in generation sources.

To the extent that costs exceed our estimated environmental liabilities, or we are not successful in recovering remediation costs or costs to comply with the proposed or any future changes in rules or regulations, our results of operations and financial position could be adversely affected. Certain environmental laws and regulations also provide for substantial civil and criminal fines for noncompliance which, if imposed, could result in material costs or liabilities.

In addition, there is a risk of environmental damage claims from private parties or government entities. We may be required to make significant expenditures in connection with the investigation and remediation of alleged or actual spills, personal injury or property damage claims, and the repair, upgrade or expansion of our facilities to meet future requirements and obligations under environmental laws.

Early closure of our owned and jointly owned electric generating facilities due to environmental risks, litigation or public policy changes could have a material adverse impact on our results of operations and liquidity.

While our Company-wide electric supply portfolio is over 65 percent carbon-free, it does include coal-fired resources. Environmental advocacy groups, certain investors and other third parties oppose the operation of fossil-fuel generation, expressing concerns about the environmental and climate-related impacts from fossil fuels. This opposition may increase in scope and frequency depending on a number of variables, including the course of Federal and State laws and environmental regulations and the financial resources devoted to opposition efforts. These risks include litigation against us due to GHG or other emissions or coal combustion residuals disposal and storage; activist shareholder proposals; and increased activism before our regulators. We cannot predict the effect that any such opposition may have on our ability to operate and recover the costs of our generating facilities. In addition, defense costs associated with litigation can be significant and an adverse outcome could require substantial capital expenditures and could possibly require payment of substantial penalties or damages. Such payments or expenditures could affect results of operations, financial condition or cash flows if such costs are not recovered through regulated rates.

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

Colstrip - As part of the settlement of litigation brought by the Sierra Club and the Montana Environmental Information Center against the owners and operator of Colstrip, the owners of Units 1 and 2 agreed to shut down those units no later than July 2022. In January 2020, the owners of Units 1 and 2 closed those two units. We do not have ownership in Units 1 and 2, and decisions regarding those units, including their shut down, were made by their respective owners. The six owners of Units 3 and 4 currently share the operating costs pursuant to the terms of an operating agreement among them, the Ownership and Operation Agreement. Costs of facilities in common with all four units historically were shared among the owners of all four units. With the closure of Units 1 and 2, we are incurring additional operating costs with respect to our interest in Unit 4 and expect to experience a negative impact on our transmission revenue due to reduced amounts of energy transmitted across our transmission lines. We would expect to incorporate any reduction in revenue in our next general electric rate filing, resulting in lower revenue credits to certain customers.

The remaining depreciable life of our investment in Colstrip Unit 4 is through 2042. Recovery of costs associated with the shut-down of the facility is subject to MPSC approval. Three of the joint owners of Units 3 and 4 are subject to regulation in

Washington and in May 2019, the Washington state legislature enacted a statute mandating Washington electric utilities to “eliminate coal-fired resources from [their] allocation of electricity” on or before December 31, 2025, after which date they may no longer include their share of coal-fired resources in their regulated electric supply portfolio. On July 20, 2020, one of those owners filed a Settlement Stipulation with the Washington Utilities and Transportation Commission, agreeing to a depreciable life of Unit 4 through 2023. As a result of the Washington legislation, four of the six joint owners of Units 3 and 4 have requested the operator prepare a budget reflecting closure of Units 3 and 4 by 2025, and alternately a closure of Unit 3 by 2025 and a closure of Unit 4 by 2027. While operations continue, differing viewpoints on closure dates has delayed approval of the 2021 operating budget. This impasse may lead to an arbitration among the joint owners, under the terms of the Ownership and Operation Agreement. The request to prepare budgets reflecting closure of the units also implicates the issue of whether Units 3 and 4 can be closed without each co-owner’s consent. While we believe closure requires each owner’s consent, there are differences among the owners as to this issue under the Ownership and Operation Agreement.

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

We must comply with established reliability standards and requirements including Critical Infrastructure Protection Reliability Standards, which apply to NERC functions. NERC reliability standards protect the nations’ bulk power system against potential disruptions from cyber and physical security breaches. The FERC, NERC, or a regional reliability organization may assess penalties against any responsible entity that violates their rules, regulations or standards. Penalties for the most severe violations can reach as high as approximately $1.2 million per violation, per day. If a serious reliability incident or other incidence of noncompliance did occur, it could have a material adverse effect on our operating and financial results.

Additionally, the Pipeline and Hazardous Materials Safety Administration, Occupational Safety and Health Administration and other federal or state agencies have penalty authority. In the event of serious incidents, these agencies have become more active in pursuing penalties. Some states have the authority to impose substantial penalties. If a serious reliability or safety incident did occur, it could have a negative and material effect on our operations, financial condition or cash flows.

Federally mandated purchases of power from QFs, and integration of power generated from those projects in our system, may increase costs to our customers and decrease system reliability, limit our ability to make generation investments and adversely affect our business.

We are generally obligated under federal law to purchase power from certain QF projects, regardless of current load demand, availability of lower cost generation resources, transmission availability or market prices. These resources are primarily intermittent, non-dispatchable generation whose prices may be in excess of market prices during times of lower customer demand, and may not be able to generate electricity during peak times. These resources typically do not meet the identified needs set forth in our supply plans for resource procurement. The requirement to purchase supply inconsistent with customer need may have several impacts, including increasing the likelihood and frequency that we will be required to reduce output from owned generation resources and that we will need to upgrade or build additional transmission facilities to serve QF projects. Either of these results could increase costs to customers. Further, balancing load and power generation on our system is challenging, and we expect that operational costs will increase as a result of integration of these intermittent, non-dispatchable generation projects. If we are unable to timely recover those costs through our PCCAM or otherwise, those increased costs may negatively affect our liquidity, results of operations and financial condition.

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

Our electric distribution and transmission lines and facilities are exposed to many threats that may impact our infrastructure, as discussed above. These include severe weather and intentional acts that may cause our lines to fail. In addition, tree mortality rates have increased resulting in hazard trees located inside or outside our lines’ rights of way. Hazard trees are those trees that are structurally unsound and could fall into our lines if the trees failed. We are facing challenges to address these trees. The risk of fires is exacerbated in forested areas where there has been a significant increase in the quantity of standing dead and dying timber, primarily as a result of beetle infestation, increasing the risk that such trees may fall from either inside or outside our right-of-way into a power line igniting a fire. Fires alleged to have been caused by our system could expose us to significant penalties and / or damage claims on theories such as strict liability, negligence, gross negligence, trespass, inverse condemnation, and others.

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

Security threats continue to evolve and adapt. We and our third-party vendors have been subject to, and will likely continue to be subject to, attempts to gain unauthorized access to systems, to confidential data, or to disrupt operations. One such third party vendor is SolarWinds Corporation (SolarWinds), a provider of IT monitoring and management products and services, including its Orion Platform products, which are used by over 300,000 businesses including ours. SolarWinds experienced a cyberattack that appears likely to be the result of a supply chain attack by an outside nation state. Since being made aware of the breach we have been analyzing our technology platforms and monitoring for signs of potential intrusions. We have also been reaching out to our vendors, suppliers and contractors requesting that they take appropriate measures. To date there are no signs we have been victimized by this attack. None of these attempts has individually or in the aggregate resulted in a security incident with a material impact on our financial condition or results of operations. However, despite implementation of security and control measures, there can be no assurance that we will be able to prevent the unauthorized access of our systems and data, or the disruption of our operations, either of which could have a material impact.

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

Severe weather impacts, including but not limited to, blizzards, thunderstorms, high winds, microbursts, fires, tornadoes and snow or ice storms can disrupt energy generation, transmission and distribution. We derive a significant portion of our energy supply from hydroelectric facilities, and the availability of water can significantly affect operations. Higher temperatures may decrease the Montana snowpack and impact the timing of run-off and may require us to purchase replacement power. Dry conditions also increase the threat of fires, which could threaten our communities and electric distribution and transmission lines and facilities. In addition, fires that are alleged to have been caused by our system could expose us to substantial property damage and other claims. Any damage caused as a result of fires could negatively impact our financial condition, results of operations or cash flows.

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

We are obligated to supply power to retail customers and certain wholesale customers and procure natural gas to supply fuel for our natural gas fired generation. Our need to acquire flexible energy supply and capacity in the market to meet our electric and natural gas load serving obligations exposes us to certain risks including the ability to reliably serve customers and significant uncertainty in the cost of supply, which may not be recoverable. We rely upon a combination of base-load supply from our owned generation and market purchases to serve customers. In Montana, we have significant projected generation capacity deficits and negative reserve margins. Based on current estimates, we forecast that our portfolio will be 725 MW short by 2025, considering expiring contracts and a modest increase in customer demand. Approximately 46 percent of our peak electric requirements are served through market purchases. Montana has been a net exporter of electric generation and we have relied upon Montana's excess generation for grid reliability and to physically serve customers. A significant number of base-load generation facilities, which may also serve to meet peak requirements, in the state and region have been retired or are scheduled to be retired in the next five to ten years. This includes Colstrip Units 1 and 2, representing 614 MWs of generation on a capacity basis, which ceased operations in January 2020. A decrease in the state and region’s electric capacity may impair the reliability of the grid, particularly during peak demand periods. There can be no assurance that there will be available counterparties to contract with to serve our customers' needs, or that these counterparties will fulfill their obligations to us. There is also no assurance that the transmission capacity required to import market purchases will be available on transmission systems owned by us or by third partiesthe transmission systems owned by us or ies. This could result in an inability to physically deliver electricity to our customers. In addition, the suppliers under these agreements may experience financial or operational problems that inhibit their ability to fulfill their obligations to us.

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

Decreasing use per customer (driven, for example, by appliance and lighting efficiency) and the availability of cost-effective distributed generation, put downward pressure on load growth. Our most recent resource plans include an expected annual load growth assumption of 0.4 percent in Montana and 0.7 percent in South Dakota, which reflects low customer and usage increases, offset in part by these load reduction measures. Reductions in usage, attributable to various factors could materially affect our results of operations, financial position, and cash flows through, among other things, reduced operating revenues, increased operating and maintenance expenses, and increased capital expenditures, as well as potential asset impairment charges or accelerated depreciation and decommissioning expenses over shortened remaining asset useful lives.

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

Our costs for providing defined benefit retirement and postretirement benefit plans are dependent upon a number of factors. Assumptions related to future costs, mortality rates, return on investments and interest rates have a significant impact on our funding requirements related to these plans. These estimates and assumptions may change based on economic conditions, actual stock market performance and changes in governmental regulations. Without sustained growth in the plan assets over time and depending upon interest rate changes as well as other factors noted above, the costs of such plans reflected in our results of operations and financial position and cash funding obligations may change significantly from projections.

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

ITEM 4. MINE SAFETY DISCLOSURES

None

Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, which is traded under the ticker symbol NWE, is listed on the NASDAQ Stock Market. As of February 5, 2021, there were approximately 1,166 common stockholders of record.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following includes a discussion of our results of operations and cash flows for the year ended December 31, 2020 compared to the year ended December 31, 2019, on both a consolidated basis and on a segment basis. For a discussion of our financial results and cash flows for the year ended December 31, 2019 compared with the year ended December 31, 2018, see Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019.

This discussion should be read in conjunction with our Consolidated Financial Statements and related notes contained elsewhere in this Annual Report on Form 10-K. For additional information related to our segments, see Note 20 - Segment and Related Information, to the Consolidated Financial Statements.

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

OVERVIEW

NorthWestern Corporation, doing business as NorthWestern Energy, provides electricity and/or natural gas to approximately 743,000 customers in Montana, South Dakota Nebraska, and Yellowstone National Park. As you read this discussion and analysis, refer to our Consolidated Statements of Income, which present the results of our operations for 2020, 2019 and 2018. Following is a discussion of our strategy and significant trends.

We are working to deliver safe, reliable and innovative energy solutions that create value for customers, communities, employees and investors. This includes bridging our history as a regulated utility safely providing low-cost and reliable service with our future as a globally-aware company offering a broader array of services performed by highly-adaptable and skilled employees. We seek to deliver value to our customers by providing high reliability and customer service, and an environmentally sustainable generation mix at an affordable price. We are focused on delivering long-term shareholder value through:

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

In 2020, approximately 65 percent of our customers' retail electric needs originated from carbon-free resources, which is more than two times better than the total U.S electric power industry. As part of our continued efforts in environmental stewardship, we recently established our Carbon Reduction Vision for Montana, committing to reduce the carbon intensity of our Montana electric energy portfolio 90 percent by 2045, as compared with our 2010 carbon intensity baseline. Over the last decade, we have already reduced the carbon intensity of our energy generation in Montana by more than 50 percent. Our vision for the future builds on the progress we have already made. Already, the foundation of our energy generation is our hydroelectric system, which is 100 percent carbon free and is readily available capacity. For us, wind generation is a close second and continues to grow. While utility-scale solar energy is not a significant portion of our energy mix today, we expect it to evolve along with advances in energy storage. We are committed to working with our customers and communities to help them achieve their sustainability goals and add new technology on our system.

HOW WE PERFORMED IN 2020 COMPARED TO OUR 2019 RESULTS

	Year Ended December 31, 2020 vs. 2019
	Income Before Income Taxes	Income Tax Benefit (Expense)	Net Income
	(in millions)
Year ended December 31, 2019	$182.2	$19.9	$202.1
Items increasing (decreasing) net income:
Lower electric retail volumes and demand	(11.0)	2.8	(8.2)
Lower Montana natural gas volumes	(10.6)	2.7	(7.9)
Disallowance of prior period supply costs	(9.4)	2.4	(7.0)
Higher depreciation and depletion	(6.7)	1.7	(5.0)
Higher Electric QF liability adjustment	(3.3)	0.8	(2.5)
Lower Montana electric supply cost recovery	(2.7)	0.7	(2.0)
Lower Montana electric transmission revenue	(2.7)	0.7	(2.0)
Prior year recognition of unrecognized tax benefit	—	(22.8)	(22.8)
Lower operating, general, and administrative expenses	22.7	(5.7)	17.0
Other	(14.3)	7.8	(6.5)
Year ended December 31, 2020	$144.2	$11.0	$155.2
Change in Net Income			$(46.9)

Consolidated net income in 2020 was $155.2 million as compared with $202.1 million in 2019. This decrease was primarily due to an income tax benefit in 2019, lower gross margin in 2020 due primarily to warmer winter weather and impacts of the COVID-19 pandemic, a disallowance of prior period supply costs, lower supply cost recovery, and higher depreciation and depletion expense, offset in part by a decrease in operating, general and administrative expenses.

SIGNIFICANT TRENDS AND REGULATION

COVID-19 Pandemic

We are one of many companies providing essential services during the national emergency related to the COVID-19 pandemic. Our level of service to our 743,000 customers remains uninterrupted. We implemented a comprehensive set of actions to help our customers, communities, and employees, while maintaining our commitments to provide reliable service and to continue to monitor and adapt our financial business plan for the evolving COVID-19 pandemic challenges. In March, we voluntarily informed both our retail customers and state regulators that disconnections for non-payment would be temporarily suspended, and we have provided an incremental $400,000 in charitable contributions and aid to assist the communities we serve. Our CEO made an official declaration of emergency in accordance with our continuity of operations plan and emergency standard operating procedures, implementing an incident command structure that remains in effect. We have taken extra precautions for our employees who work in the field and for employees who continue to work in our facilities. This includes implementation of work from home policies, social-distancing protocols, face-covering directives, and travel restrictions where appropriate. Currently, we do not anticipate any employee layoffs and are continuing to hire for critical positions to maintain our high level of reliability and customer service. We continue to implement strong physical and cyber-security measures to enable our systems to continue to serve our operational needs with a remote workforce and to keep our company running to provide high quality service to our customers. In August, we advised customers that we would resume the disconnection process for customers whose accounts are in arrears. However, beginning in November our normal winter disconnection procedures were in effect.

2020 Impact - The COVID-19 pandemic has impacted our financial results with a reduction in our commercial and industrial sales volumes, offset in part by an increase in usage by residential customers. We also experienced an increase in certain operating expenses including an increase in uncollectible accounts and interest expense offset in part by lower operating expenses as detailed below. COVID-19 continues to be an evolving situation and we expect to continue to experience impacts to our financial results in 2021.

Estimate of COVID-19 Impacts
	Twelve Months Ended December 31, 2020

	Low	High
	(in millions)
Gross Margin (1)	$(8.0)	$(11.0)

Operating expenses
Medical, labor, and travel & training	(5.5)	(5.5)
Uncollectible Accounts	3.0	3.0
Total Operating Expense	(2.5)	(2.5)

Operating Loss	(5.5)	(8.5)
Interest expense	(0.7)	(0.7)
Pretax Loss	(6.2)	(9.2)
Income tax benefit (2)	1.6	2.3
Net Loss	$(4.6)	$(6.9)
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.
(2) Income tax benefit calculated using a 25.3% effective tax rate

We submitted accounting order requests in Montana and South Dakota to allow for the deferral of uncollectible accounts expense in excess of amounts currently recovered from customers and to determine ratemaking treatment in a future proceeding.

•The SDPUC issued an order in August 2020, authorizing deferral of costs for possible recovery through future rates. As of December 31, 2020 we have deferred $0.2 million of uncollectible accounts expense into a regulatory asset in South Dakota.

•The MPSC issued an order in November 2020, declining to authorize establishment of a regulatory asset for the deferral of the incremental bad debt expense.

We are working with customers who have been unable to pay during the COVID-19 pandemic, including offering extended payment arrangements. In each of our jurisdictions, we resumed disconnection procedures for non-payment during the third quarter of 2020, supporting our efforts to reduce past due customer balances. We are subject to certain annual winter disconnection procedures, which went into effect on November 1st and will remain in effect through March 31st.

The continued progression of and global response to the COVID-19 pandemic increases the risk of delays in construction activities and equipment deliveries related to our capital projects, including potential delays in obtaining permits from government agencies, resulting in a potential deferral of capital expenditures. While we have not experienced significant supply chain challenges to date and were able to execute on over $400 million in planned capital investment projects during 2020, we continue to closely manage and monitor developments in our supply chain.

The ongoing impacts of the COVID-19 pandemic remain uncertain. Continued slowdown in the United States’ economic growth, demand for commodities and/or material changes in governmental policy may continue to result in lower economic growth with lower demand for electricity and natural gas, as well as negatively affect the ability of various customers, contractors, suppliers and other business partners to fulfill their obligations. These impacts could have a material adverse effect on our results of operations, financial condition and prospects.

During the second quarter of 2020, as precautionary measures to increase our cash position and preserve financial flexibility in light of uncertainty in the markets, we accessed the capital markets in two transactions. For further discussion of these transactions, see the Liquidity and Capital Resources discussion.

2021 Impact - We expect to continue to experience a reduction in our commercial and industrial sales volumes, offset in part by an increase in usage by residential customers through the second quarter of 2021.

Electric Resource Planning - Montana

We are currently 630 MW short of our peak needs and we cover the shortfall through market purchases. Absent resource additions, we forecast that our portfolio will be 725 MW short by 2025, considering expiring contracts and a modest increase in customer demand. We issued an all-source competitive solicitation request in February 2020 for up to 280 MWs of peaking and flexible capacity to be available for commercial operation in early 2023 (the February 2020 request for proposal (RFP)). Further, we expect additional all-source competitive solicitation requests will be forthcoming, beginning in late 2021 or 2022.

Initial bids for the February 2020 RFP were received in July 2020. Bid submissions were evaluated by an independent party. We are reviewing analyses from the independent administrator and expect to announce the selection of multiple projects during the first quarter of 2021. Bids were submitted on our behalf for generating facilities providing long-duration flexible capacity in excess of 200 MWs. We anticipate that at least one of our projects will be among those selected resulting in owned capacity generation investment in excess of $200 million over the next 3 years, assuming we receive approval from the MPSC.

SIGNIFICANT INFRASTRUCTURE INVESTMENTS AND INITIATIVES

Our estimated capital expenditures for the next five years, including our electric and natural gas transmission and distribution and electric generation infrastructure investment plan, are as follows (in millions):

Regulated Utility Five Year Capital Forecast

$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
Millions
$451
18.0
89.8
65.9
277.4
$456
14.0
81.5
104.0
256.2
$418
13.2
55.3
94.9
254.8
$400
15.6
41.4
65.7
277.4
$400
15.7
42.0
70.6
271.2
2021
2022
2023
2024
2025
MT Electric
MT Gas
SD Electric
SD/NE Gas

$ Millions	***2021***	***2022***	***2023***	***2024***	***2025***
Electric	$367	$338	$310	$319	$313
Natural Gas	$84	$118	$108	$81	$87
Total Capital Forecast	**$451**	**$456**	**$418**	**$400**	**$400**

Electric Supply Resource Plans - Our energy resource plans discussed above identify portfolio resource requirements including investments resulting from a completed competitive solicitation process in South Dakota. The capital projections above include approximately $40 million related to completion of the 60 MW flexible natural gas plant near Huron, South Dakota expected to be in service by late 2021 and approximately $60 million for a 30-40 MW flexible natural gas plant near Aberdeen, South Dakota, which is expected to be in service in early 2024.

See discussion of the "February 2020 RFP" under Significant Trends and Regulation above for details on our current Montana all-source competitive solicitation process. Potential generation capital related to this need is not included in the projections above.

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

Distribution and Transmission Modernization and Maintenance - The primary goals of our infrastructure investment are to reverse the trend in aging infrastructure, maintain reliability, proactively manage safety, build capacity into the system, and prepare our network for the adoption of new technologies. We are taking a proactive and pragmatic approach to replacing these assets while also evaluating the implementation of additional technologies to prepare the overall system for smart grid applications. In 2021 through 2024, we expect to install automated metering infrastructure in Montana at a cost ranging from approximately $100 million to $110 million, which is reflected in the five year capital forecast above.

Financing - We anticipate financing our ongoing maintenance and capital programs with a combination of cash flows from operations, first mortgage bonds and equity issuances. We anticipate initiating a 3-year $200 million At-the-Market (ATM) offering during 2021 and begin issuing equity under that program. The ATM issuances will be sized to maintain and protect our current credit ratings. Capital investment in response to our Montana electric supply resource planning would be incremental to these amounts. Financing plans are subject to change, depending on capital expenditures, regulatory outcomes, internal cash generation, market conditions and other factors.

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

OVERALL CONSOLIDATED RESULTS

Year Ended December 31, 2020 Compared with Year Ended December 31, 2019

Consolidated net income in 2020 was $155.2 million as compared with $202.1 million in 2019, a decrease of $46.9 million. As described in more detail below, this decrease was primarily due to an income tax benefit in 2019, lower gross margin in 2020 due to warmer winter weather, impacts of the COVID-19 pandemic, disallowed electric supply costs and higher depreciation expense, offset in part by a decrease in operating, general and administrative expenses.

Consolidated operating revenues in 2020 were $1,198.7 million as compared with $1,257.9 million, a decrease of $59.2 million. This decrease was primarily due to lower volumes from warmer winter weather and impacts of the COVID-19 pandemic, partly offset by customer growth. Consolidated gross margin in 2020 was $892.5 million as compared with $939.9 million in 2019, a decrease of $47.4 million, or 5.0 percent.

	Electric		Natural Gas		Total
	2020	2019	2020	2019	2020	2019
	(in millions)
Reconciliation of gross margin to operating revenue:
Operating Revenues	$940.8	$981.2	$257.9	$276.7	$1,198.7	$1,257.9
Cost of Sales	236.6	239.6	69.6	78.4	306.2	318.0
Gross Margin(1)	$704.2	$741.6	$188.3	$198.3	$892.5	$939.9
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

	Year Ended December 31,
	2020	2019	Change	% Change
	(in millions)
Gross Margin
Electric	$704.2	$741.6	$(37.4)	(5.0)%
Natural Gas	188.3	198.3	(10.0)	(5.0)
Total Gross Margin(1)	$892.5	$939.9	$(47.4)	(5.0)%
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

Primary components of the change in gross margin include the following (in millions):

Gross Margin 2020 vs. 2019
Gross Margin Items Impacting Net Income
Electric retail volumes and demand	$(11.0)
Natural gas retail volumes	(10.6)
Disallowance of prior period supply costs	(9.4)
Lower electric QF liability adjustment	(3.3)
Montana electric supply cost recovery	(2.7)
Electric transmission	(2.7)
Montana natural gas production rates	(1.2)
Montana electric retail rates	1.6
Other	(9.2)
Change in Gross Margin Impacting Net Income	(48.5)

Gross Margin Items Offset Within Net Income
Property taxes recovered in revenue, offset in property tax expense	6.3
Production tax credits reducing revenue, offset in income tax benefit	(5.0)
Operating expenses recovered in revenue, offset in operating expense	(0.1)
Gas production taxes recovered in revenue, offset in property and other taxes	(0.1)
Change in Items Offset Within Net Income	1.1
Decrease in Consolidated Gross Margin(1)	$(47.4)
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

Consolidated gross margin decreased $47.4 million, including a $48.5 million decrease from items impacting net income and a $1.1 million increase from items offset within net income.

The change in consolidated gross margin for items impacting net income includes the following:

•A decrease in electric retail volumes due to warmer winter weather in Montana and South Dakota and lower industrial demand unrelated to the COVID-19 pandemic, partly offset by customer growth and warmer summer weather. In addition, impacts of the COVID-19 pandemic drove a decline of approximately $7 - $9 million, as a result of lower commercial and industrial demand, partly offset by higher residential usage;
•A decrease in gas volumes due to warmer winter weather, offset in part by customer growth. In addition, impacts of the COVID-19 pandemic drove a decline of approximately of $1-$2 million, as a result of lower customer usage;
•A MPSC disallowance of $5.6 million of replacement power costs incurred during a 2018 intermittent outage at our Colstrip coal-fired generating facility and $3.8 million of costs related to the prorated application of a change in state law that eliminated the deadband and QF cost sharing component of our PCCAM;
•A less favorable adjustment of our electric QF liability (unrecoverable costs associated with PURPA contracts as a part of a 2002 stipulation with the MPSC and other parties) as compared with the same period in 2019 due to the combination of:
•A net $1.1 million lower favorable adjustment due to actual price escalation, which was less than estimated ($2.2 million in the current period compared with $3.3 million in the prior period); and
•Higher costs of approximately $2.2 million, due to a $0.9 million reduction in costs for the adjustment to actual output and pricing for the current contract year as compared with a $3.1 million reduction in costs in the prior period.
•The inclusion in the prior period of lower Montana electric supply costs as a result of changes in the associated statute, offset in part by lower supply costs in 2020;
•Lower demand to transmit energy across our transmission lines due to market conditions and pricing, including the closure of Colstrip Units 1 and 2;
•A reduction of rates due to the step down of our Montana gas production assets; and
•An increase in Montana electric rates.

	Year Ended December 31,
	2020	2019	Change	% Change
	(in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$297.1	$318.2	$(21.1)	(6.6)%
Property and other taxes	179.5	171.9	7.6	4.4
Depreciation and depletion	179.6	172.9	6.7	3.9
	$656.2	$663.0	$(6.8)	(1.0)%

Consolidated operating, general and administrative expenses were $297.1 million in 2020, as compared with $318.2 million in 2019. Primary components of the change include the following (in millions):

Operating, General & Administrative Expenses
2020 vs. 2019
Operating, General & Administrative Expenses Impacting Net Income
Employee benefits	$(10.1)
Labor	(4.1)
Hazard trees	(3.2)
Travel and training	(3.0)
Environmental costs	(1.2)
Generation maintenance	(0.9)
Uncollectible Accounts	3.0
Other	(3.2)
Change in Items Impacting Net Income	(22.7)

Operating, General & Administrative Expenses Offset Within Net Income
Pension and other postretirement benefits, offset in other income	7.0
Operating expenses recovered in trackers, offset in revenue	(0.1)
Non-employee directors deferred compensation, offset in other income	(5.3)
Change in Items Offset Within Net Income	1.6
Decrease in Operating, General & Administrative Expenses	$(21.1)

Consolidated operating, general and administrative expense decreased $21.1 million, including a $22.7 million decrease from items impacting net income and a $1.6 million increase from items offset within net income.

The change in consolidated operating, general and administrative expenses for items impacting net income includes the following:

•Lower employee benefit costs primarily due to a decrease in employee incentive compensation expense and a slight decrease in medical costs due to the COVID-19 pandemic;
•Decreased labor costs including approximately $1.3 million of in-home customer work limited due to the COVID-19 pandemic and more time being spent by employees on capital projects than maintenance projects (which are expensed);
•Lower hazard tree line clearance costs consistent with the plan discussed above. Costs in 2020 reflect a more normal level, which is lower than 2019. We expect to continue the program over the next several years with anticipated 2021 costs ranging from approximately $3 million to $4 million, with cumulative operating expense for the program exceeding $20 million;
•A reduction in employee travel and training costs due to the impacts of the COVID-19 pandemic;
•Lower environmental costs, primarily at our manufactured gas plant sites;

•Lower maintenance at our electric generation facilities; and
•Increased uncollectible accounts. In March 2020, we voluntarily suspended service disconnections for non-payment, to help customers who may be financially impacted by the COVID-19 pandemic. We resumed standard disconnection processes in all of our operating jurisdictions in the third quarter. As a result of the South Dakota accounting order, we deferred approximately $0.2 million of uncollectible accounts expense during 2020.

Property and other taxes were $179.5 million in 2020, as compared with $171.9 million in 2019. This increase was primarily due to plant additions and higher estimated property valuations in Montana.

Depreciation and depletion expense was $179.6 million in 2020, as compared with $172.9 million in 2019. This increase was primarily due to plant additions.

Consolidated operating income in 2020 was $236.2 million as compared with $276.9 million in 2019. This decrease was primarily due to lower gross margin, higher property and other taxes, and higher depreciation expense, partly offset by lower operating expenses.

Consolidated interest expense in 2020 was $96.8 million, as compared with $95.1 million in 2019, reflecting borrowings issued as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of the uncertainty in the markets, partially offset by lower interest on our revolving credit facilities. See "Liquidity and Capital Resources" for additional information regarding our financing activities.

Consolidated other income in 2020 was $4.9 million, as compared with $0.4 million in 2019. This increase was primarily due to a $7.0 million decrease in other pension expense that was partially offset by a $5.3 million decrease in the value of deferred shares held in trust for non-employee directors deferred compensation (both of which are offset in operating, general, and administrative expense with no impact to net income), and higher capitalization of AFUDC.

Consolidated income tax benefit in 2020 was $11.0 million, as compared with $19.9 million in 2019. The income tax benefit for 2019 reflects the recognition of approximately $22.8 million of unrecognized tax benefits, including approximately $2.7 million of accrued interest and penalties, due to the lapse of statutes of limitation in the second quarter of 2019. Our effective tax rate for the twelve months ended December 31, 2020 was (7.6) percent as compared with (10.9) percent for the same period of 2019. We currently estimate our effective tax rate will range between (2.5) percent to 2.5 percent in 2021. The effective tax rate is expected to gradually increase and approach 10 percent to 12 percent by 2025.

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in millions):

	Year Ended December 31,
	2020		2019
Income Before Income Taxes	$144.2		$182.2

Income tax calculated at federal statutory rate	30.3	21.0%	38.3	21.0%

Permanent or flow through adjustments:
State income, net of federal provisions	(1.5)	(1.1)	1.2	0.7
Flow-through repairs deductions	(23.8)	(16.5)	(19.7)	(10.8)
Production tax credits	(13.1)	(9.1)	(11.5)	(6.3)
Amortization of excess deferred income taxes (DIT)	(1.0)	(0.7)	(1.7)	(0.9)
Recognition of unrecognized tax benefit	—	—	(22.8)	(12.5)
Impact of Tax Cuts and Jobs Act	—	—	(0.2)	(0.1)
Plant and depreciation of flow through items	0.1	0.1	(4.0)	(2.2)
Prior year permanent return to accrual adjustments	(1.7)	(1.2)	0.6	0.3
Other, net	(0.3)	(0.1)	(0.1)	(0.1)
	(41.3)	(28.6)	(58.2)	(31.9)

Income Tax Benefit	$(11.0)	(7.6)%	$(19.9)	(10.9)%

ELECTRIC OPERATIONS

We have various classifications of electric revenues, defined as follows:

•Retail: Sales of electricity to residential, commercial and industrial customers, and the impact of regulatory mechanisms.
•Regulatory amortization: Primarily represents timing differences for electric supply costs and property taxes between when we incur these costs and when we recover these costs in rates from our customers, which is also reflected in cost of sales and therefore has minimal impact on gross margin. The amortization of these amounts are offset in retail revenue.
•Transmission: Reflects transmission revenues regulated by the FERC.
•Wholesale and other are largely gross margin neutral as they are offset by changes in cost of sales.

Year Ended December 31, 2020 Compared with Year Ended December 31, 2019

	Results
	2020	2019	Change	% Change
	(in millions)
Retail revenue	$895.4	$890.7	$4.7	0.5%
Regulatory amortization	(11.5)	30.2	(41.7)	(138.1)
Total retail revenues	883.9	920.9	(37.0)	(4.0)
Transmission	51.5	54.2	(2.7)	(5.0)
Wholesale and Other	5.4	6.1	(0.7)	(11.5)
Total Revenues	940.8	981.2	(40.4)	(4.1)
Total Cost of Sales	236.6	239.6	(3.0)	(1.3)
Gross Margin(1)	$704.2	$741.6	$(37.4)	(5.0)%
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

	Revenues		Megawatt Hours (MWH)		Avg. Customer Counts
	2020	2019	2020	2019	2020	2019
	(in thousands)
Montana	$320,792	$308,840	2,635	2,581	307,390	303,222
South Dakota	66,603	62,457	583	589	50,646	50,615
Residential	387,395	371,297	3,218	3,170	358,036	353,837
Montana	338,269	348,143	3,036	3,186	70,145	68,896
South Dakota	101,095	97,082	1,073	1,110	12,802	12,814
Commercial	439,364	445,225	4,109	4,296	82,947	81,710
Industrial	36,819	43,595	2,615	2,949	78	78
Other	31,833	30,595	173	165	6,333	6,219
Total Retail Electric	$895,411	$890,712	10,115	10,580	447,394	441,844

	Cooling Degree Days			2020 as compared with:
	2020	2019	Historic Average	2019	Historic Average
Montana	398	370	405	8% warmer	2% colder
South Dakota	879	715	734	23% warmer	20% warmer

	Heating Degree Days			2020 as compared with:
	2020	2019	Historic Average	2019	Historic Average
Montana	7,304	8,515	7,605	14% warmer	4% warmer
South Dakota	7,445	8,478	7,702	12% warmer	3% warmer

The following summarizes the components of the changes in electric gross margin for the years ended December 31, 2020 and 2019 (in millions):

Gross Margin 2020 vs. 2019
Gross Margin Items Impacting Net Income
Retail volumes and demand	$(11.0)
Disallowance of prior period supply costs	(9.4)
QF liability adjustment	(3.3)
Montana supply cost recovery	(2.7)
Transmission	(2.7)
Montana retail rates	1.6
Other	(10.5)
Change in Gross Margin Impacting Net Income	(38.0)

Gross Margin Items Offset Within Net Income
Property taxes recovered in revenue, offset in property tax expense	5.8
Production tax credits reducing revenue, offset in income tax benefit	(5.0)
Operating expenses recovered in revenue, offset in operating expense	(0.2)
Change in Items Offset Within Net Income	0.6
Decrease in Gross Margin(1)	$(37.4)
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

Gross margin decreased $37.4 million, including a $38.0 million decrease from items impacting net income and a $0.6 million increase from items offset within net income.

The change in gross margin for items impacting net income includes the following:

•A decrease in electric retail volumes due to warmer winter weather in Montana and South Dakota and lower industrial demand unrelated to the COVID-19 pandemic, partly offset by customer growth and warmer summer weather. In addition, impacts of the COVID-19 pandemic drove a decline of approximately $7 - $9 million, as a result of lower commercial and industrial demand, partly offset by higher residential usage;
•A MPSC disallowance of $5.6 million of replacement power costs incurred during a 2018 intermittent outage at our Colstrip coal-fired generating facility and $3.8 million of costs related to the prorated application of a change in state law that eliminated the deadband and QF cost sharing component of our PCCAM;
•A less favorable adjustment of our electric QF liability (unrecoverable costs associated with PURPA contracts as a part of a 2002 stipulation with the MPSC and other parties) as compared with the same period in 2019 due to the combination of:
•A net $1.1 million lower favorable adjustment due to actual price escalation, which was less than estimated ($2.2 million in the current period compared with $3.3 million in the prior period); and
•Higher costs of approximately $2.2 million, due to a $0.9 million reduction in costs for the adjustment to actual output and pricing for the current contract year as compared with a $3.1 million reduction in costs in the prior period.
•The inclusion in the prior period of lower Montana electric supply costs as a result of changes in the associated statute, offset in part by lower supply costs in 2020;
•Lower demand to transmit energy across our transmission lines due to market conditions and pricing, including the closure of Colstrip Units 1 and 2; and
•An increase in Montana electric rates.

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

NATURAL GAS OPERATIONS

We have various classifications of natural gas revenues, defined as follows:
•Retail: Sales of natural gas to residential, commercial and industrial customers, and the impact of regulatory mechanisms.
•Regulatory amortization: Primarily represents timing differences for natural gas supply costs and property taxes between when we incur these costs and when we recover these costs in rates from our customers, which is also reflected in cost of sales and therefore has minimal impact on gross margin. The amortization of these amounts are offset in retail revenue.
•Wholesale: Primarily represents transportation and storage for others.

Year Ended December 31, 2020 Compared with Year Ended December 31, 2019

	Results
	2020	2019	Change	% Change
	(in millions)
Retail revenues	$217.4	$242.9	$(25.5)	(10.5)%
Regulatory amortization	5.0	(2.1)	7.1	338.1
Total retail revenues	222.4	240.8	(18.4)	(7.6)
Wholesale and other	35.5	35.9	(0.4)	(1.1)
Total Revenues	257.9	276.7	(18.8)	(6.8)
Total Cost of Sales	69.6	78.4	(8.8)	(11.2)
Gross Margin(1)	$188.3	$198.3	$(10.0)	(5.0)%
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

	Revenues		Dekatherms		Customer Counts
	2020	2019	2020	2019	2020	2019
	(in thousands)
Montana	$103,457	$109,395	13,893	15,262	177,335	174,862
South Dakota	21,547	25,763	2,993	3,322	40,612	40,129
Nebraska	16,861	20,194	2,561	2,826	37,576	37,424
Residential	141,865	155,352	19,447	21,410	255,523	252,415
Montana	51,349	55,669	7,166	8,115	24,497	24,205
South Dakota	14,316	19,305	3,003	3,590	6,895	6,812
Nebraska	8,066	10,572	1,784	2,085	4,974	4,914
Commercial	73,731	85,546	11,953	13,790	36,366	35,931
Industrial	840	996	122	151	231	239
Other	923	1,012	152	168	153	164
Total Retail Gas	$217,359	$242,906	31,674	35,519	292,273	288,749

	Heating Degree Days			2020 as compared with:
	2020	2019	Historic Average	2019	Historic Average
Montana	7,505	8,647	7,819	13% warmer	4% warmer
South Dakota	7,445	8,478	7,702	12% warmer	3% warmer
Nebraska	5,676	6,571	6,359	14% warmer	11% warmer

The following summarizes the components of the changes in natural gas gross margin for the years ended December 31, 2020 and 2019 (in millions):

Gross Margin 2020 vs. 2019
Gross Margin Items Impacting Net Income
Retail volumes	$(10.6)
Montana rates	(1.2)
Other	1.3
Change in Gross Margin Impacting Net Income	(10.5)

Gross Margin Items Offset Within Net Income
Property taxes recovered in revenue, offset in property tax expense	0.5
Operating expenses recovered in revenue, offset in operating expense	0.1
Gas production taxes recovered in revenue, offset in property and other taxes	(0.1)
Change in Items Offset Within Net Income	0.5
Decrease in Gross Margin(1)	$(10.0)
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

Gross margin decreased $10.0 million, including a $10.5 million decrease from items impacting net income and a $0.5 million increase from items offset within net income.

The change in gross margin for items impacting net income includes the following:

•A decrease in gas volumes due to warmer winter weather, offset in part by customer growth. In addition, impacts of the COVID-19 pandemic drove a decline of approximately of $1-$2 million, as a result of lower customer usage; and
•A reduction of rates due to the step down of our Montana gas production assets.

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

We issue debt securities to refinance retiring maturities, reduce revolver debt, fund construction programs and for other general corporate purposes. To fund our strategic growth opportunities we utilize available cash flow, debt capacity and equity issuances that allows us to maintain investment grade ratings. We plan to maintain a 50 - 55 percent debt to total capital ratio excluding finance leases, and expect to continue targeting a long-term dividend payout ratio of 60 - 70 percent of earnings per share; however, there can be no assurance that we will be able to meet these targets. Based upon our current capital expenditure expectations, we anticipate initiating a 3-year $200 million At-the-Market (ATM) offering during 2021 and begin issuing equity under that program to help fund such capital expenditures. Equity issuances will be sized to help maintain and protect current credit ratings. Capital investment in response to Montana electric supply resource planning would be incremental to these amounts. Financing plans are subject to change, depending on capital expenditures, regulatory outcomes, internal cash generation, market conditions and other factors.

In response to the COVID-19 pandemic and as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of uncertainty in the markets, in April 2020, we entered into a $100 million 364-Day Term Loan Credit Agreement (Term Loan) and borrowed the full amount under the Term Loan. We used the proceeds to pay down a portion of our outstanding revolving credit facility borrowings and for general corporate purposes. The Term Loan bears interest at variable rates tied to the Eurodollar rate plus a credit spread of 1.50 percent. All principal and unpaid interest under the Term Loan is due and payable on April 2, 2021. The Term Loan provides for prepayment of the principal and interest; however, amounts prepaid may not be reborrowed. The Term Loan requires us to maintain a consolidated indebtedness to total capitalization ratio of 65 percent or less. Failure to comply with this covenant would entitle the banks to terminate their lending commitments and to accelerate the maturity of all amounts outstanding under the Term Loan.

In May 2020, we issued $100 million principal amount of Montana First Mortgage Bonds and $50 million principal amount of South Dakota First Mortgage Bonds, each at a fixed interest rate of 3.21 percent maturing on May 15, 2030. We issued these bonds in transactions exempt from the registration requirements of the Securities Act of 1933. Proceeds were used to repay a portion of our outstanding borrowings under our revolving credit facilities and for other general corporate purposes. The bonds are secured by our electric and natural gas assets in Montana and South Dakota.

In September 2020, we entered into a new $425 million Credit Facility to replace our current facility. The Credit Facility increased the capacity from that of the prior facility by $25 million to $425 million and extended the maturity date to September 2, 2023 (from December 12, 2021), with uncommitted features that allow us to request up to two one-year extensions to the maturity date and increase the size by an additional $75 million with the consent of the lenders. The Credit Facility does not amortize and is unsecured. Borrowings may be made at interest rates equal to the Eurodollar rate, plus a margin of 112.5 to 175.0 basis points, or a base rate, plus a margin of 12.5 to 75.0 basis points. A total of ten banks participate in the facility, with no one bank providing more than 16 percent of the total availability.

Liquidity is provided by internal cash flows and the use of our unsecured revolving credit facilities. This includes the $425 million Credit Facility and a $25 million revolving credit facility to provide swingline borrowing capability. We utilize availability under our revolving credit facilities to manage our cash flows due to the seasonality of our business, and utilize any cash on hand in excess of current operating requirements to invest in our business and reduce borrowings.

As of December 31, 2020, our total net liquidity was approximately $233.8 million, including $5.8 million of cash and $228.0 million of revolving credit facility availability, and there were no letters of credit outstanding. The following table presents additional information about borrowings under our revolving credit facilities during the year ended December 31, 2020 (in millions):

Amount outstanding at year end	$222.0
Daily average amount outstanding	$136.2
Maximum amount outstanding	$305.0
Minimum amount outstanding	$—

As of February 5, 2021, our availability under our revolving credit facilities was approximately $231.0 million.

Credit Ratings

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are favorable to us and our customers, may impact our trade credit availability, and could result in the need to issue additional equity securities. Fitch Ratings (Fitch), Moody's Investors Service (Moody's), and S&P Global Ratings (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. As of February 5, 2021, our current ratings with these agencies are as follows:

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

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of December 31, 2020. See additional discussion in Note 18 - Commitments and Contingencies to the Consolidated Financial Statements.

	Total	2021	2022	2023	2024	2025	Thereafter
	(in thousands)
Long-term debt (1)	$2,328,637	$—	$—	$366,660	$—	$300,000	$1,661,977
Finance leases	17,439	2,668	2,875	3,098	3,337	3,596	1,865
Short-term borrowings	100,000	100,000	—	—	—	—	—
Estimated pension and other postretirement obligations (2)	63,705	12,912	12,905	12,905	12,492	12,491	N/A
Qualifying facilities liability (3)	551,957	77,722	79,572	81,646	79,384	65,041	168,592
Supply and capacity contracts (4)	2,282,132	211,455	190,873	195,085	173,225	170,069	1,341,425
Contractual interest payments on debt (5)	1,463,935	85,777	85,502	81,212	79,524	78,358	1,053,562
Total Commitments (6)	$6,807,805	$490,534	$371,727	$740,606	$347,962	$629,555	$4,227,421
___________________________

(1)Represents cash payments for long-term debt and excludes $13.4 million of debt discounts and debt issuance costs, net.
(2)We have estimated cash obligations related to our pension and other postretirement benefit programs for five years, as it is not practicable to estimate thereafter. The pension and other postretirement benefit estimates reflect our expected cash contributions, which may be in excess of minimum funding requirements.
(3)Certain QFs require us to purchase minimum amounts of energy at prices ranging from $63 to $136 per MWH through 2029. Our estimated gross contractual obligation related to these QFs is approximately $552.0 million. A portion of the costs incurred to purchase this energy is recoverable through rates authorized by the MPSC, totaling approximately $448.5 million.
(4)We have entered into various purchase commitments, largely purchased power, electric transmission, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 24 years. The energy supply costs incurred under these contracts are generally recoverable through rate mechanisms approved by the MPSC, as further described in Footnote 3 - Regulatory Matters.
(5)Contractual interest payments include our revolving credit facilities, which have a variable interest rate. We have assumed an average interest rate of 1.39 percent on the outstanding balance through maturity of the facilities.
(6)The table above excludes potential tax payments related to uncertain tax positions as they are not practicable to estimate. Additionally, the table above excludes reserves for environmental remediation (See Note 18 - Commitments and Contingencies) and asset retirement obligations (AROs) (see Note 6 - Asset Retirement Obligations) as the amount and timing of cash payments may be uncertain.

Other Obligations - As a co-owner of Colstrip, we have provided our proportionate share of surety bonds of approximately $22.8 million and $13.2 million as of December 31, 2020 and 2019, respectively, to ensure the operation and maintenance of remedial and closure actions are carried out under the Administrative Order on Consent Regarding Impacts Related to Wastewater Facilities Comprising the Closed-Loop System at Colstrip Steam Electric Stations, Colstrip Montana (the AOC) as required by the Montana Department of Environmental Quality (MDEQ). As work is completed and costs are incurred under the AOC, the surety bonds will be reduced.

Factors Impacting our Liquidity

Supply Costs - Our operations are subject to seasonal fluctuations in cash flow. During the heating season, which is primarily from November through March, cash receipts from natural gas and electric sales typically exceed cash requirements. During the summer months, cash on hand, together with the seasonal increase in cash flows and utilization of our existing revolver, are used to purchase natural gas to place in storage, perform maintenance and make capital improvements. In addition, due to the lag between our purchases of electric and natural gas commodities and revenue receipt from customers, cyclical over and under collection situations arise consistent with the seasonal fluctuations discussed above; therefore we typically under collect in the fall and winter and over collect in the spring. Fluctuations in recoveries under our cost tracking mechanisms can have a significant effect on cash flows from operations and make year-to-year comparisons difficult.

We recover the cost of our electric and natural gas supply through tracking mechanisms. The natural gas supply tracking mechanism in each of our jurisdictions, and electric supply tracking mechanism in South Dakota, are designed to provide stable recovery of supply costs, with a monthly adjustment to correct for any under or over collection. The Montana electric supply tracking mechanism implemented in 2018, the PCCAM, is designed for us to absorb risk through a sharing mechanism, with 90 percent of the variance above or below the established base revenues and actual costs collected from or refunded to customers. PCCAM electric supply rates are adjusted annually. In periods of significant fluctuation of loads and / or market prices, our cash flows are not adjusted until the following period, requiring us to absorb certain power cost increases before we are allowed to recover increases from customers.

As of December 31, 2020, we have under collected our supply costs recovered through tracking mechanisms by approximately $5.7 million. We under collected our supply costs by approximately $32.5 million as of December 31, 2019.

Cash Flows

The following table summarizes our consolidated cash flows for 2020 and 2019 (in millions):

	Year Ended December 31,
	2020	2019
Operating Activities
Net income	$155.2	$202.1
Non-cash adjustments to net income	174.3	165.8
Changes in working capital	48.1	(53.0)
Other noncurrent assets and liabilities	(25.5)	(18.2)
Cash Provided by Operating Activities	352.1	296.7

Investing Activities
Property, plant and equipment additions	(405.8)	(316.0)
Investment in equity securities	—	(0.1)
Cash Used in Investing Activities	(405.8)	(316.1)

Financing Activities
Issuances of long-term debt	150.0	150.0
Issuances of short-term borrowings	100.0	—
Dividends on common stock	(120.4)	(115.1)
Line of credit repayments, net	(67.0)	(19.0)
Financing costs	(2.6)	(1.1)
Other	(1.3)	1.4
Cash Provided by Financing Activities	58.7	16.2

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$5.0	$(3.2)
Cash, Cash Equivalents, and Restricted Cash, beginning of period	$12.1	$15.3
Cash, Cash Equivalents, and Restricted Cash, end of period	$17.1	$12.1

Cash Flows Provided By Operating Activities

As of December 31, 2020, our cash, cash equivalents, and restricted cash were $17.1 million as compared with $12.1 million at December 31, 2019. Cash provided by operating activities totaled $352.1 million for the year ended December 31, 2020 as compared with $296.7 million during 2019. This increase in in operating cash flows is primarily due to improved collections of energy supply costs in the current period, as compared with higher procured supply costs and payments reducing cash flows in 2019, including credits to Montana customers of approximately $20.5 million and transmission generation interconnection refunds. These improvements were offset in part by reduced net income.

Cash Flows Used In Investing Activities

Cash used in investing activities totaled $405.8 million during the year ended December 31, 2020, as compared with $316.1 million during 2019. Plant additions during 2020 include maintenance additions of approximately $269.5 million, and capacity related capital expenditures of approximately $136.3 million. Plant additions during 2019 included maintenance additions of approximately $225.6 million, and capacity related capital expenditures of approximately $90.4 million.

Cash Flows Provided by Financing Activities

Cash provided by financing activities totaled $58.7 million during 2020 as compared with $16.2 million during 2019. During 2020, net cash provided by financing activities reflects the proceeds from the issuance of debt of $150.0 million and short-term borrowings of $100.0 million, offset in part by payments of dividends of $120.4 million and net repayments under our revolving lines of credit of $67.0 million. During 2019, net cash provided by financing activities reflects the proceeds from the issuance of debt of $150.0 million, offset in part by the payment of dividends of $115.1 million and net repayments under our revolving lines of credit of $19.0 million.

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

We have identified the policies and related procedures below as critical to understanding our historical and future performance, as these polices affect the reported amounts of revenue and require the use of estimates, assumptions, and judgment to determine matters that are inherently uncertain.

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

Assumptions

Key actuarial assumptions utilized in determining these costs include:

•Discount rates used in determining the future benefit obligations;
•Expected long-term rate of return on plan assets; and
•Mortality assumptions.

We review these assumptions on an annual basis and adjust them as necessary. The assumptions are based upon market interest rates, past experience and management's best estimate of future economic conditions.

We set the discount rate using a yield curve analysis, which projects benefit cash flows into the future and then discounts those cash flows to the measurement date using a yield curve. This is done by constructing a hypothetical bond portfolio whose cash flow from coupons and maturities matches the year-by-year projected benefit cash flow from our plans. Based on this analysis as of December 31, 2020, our discount rate on the NorthWestern Corporation pension plan is 2.20 percent and on the NorthWestern Energy pension plan is 2.30 percent.

In determining the expected long-term rate of return on plan assets, we review historical returns, the future expectations for returns for each asset class weighted by the target asset allocation of the pension and postretirement portfolios, and long-term inflation assumptions. Our expected long-term rate of return on assets assumptions are 3.01 percent and 4.17 percent on the NorthWestern Corporation and NorthWestern Energy pension plan, respectively, for 2021.

Cost Sensitivity

The following table reflects the sensitivity of pension costs to changes in certain actuarial assumptions (in thousands):

Actuarial Assumption	Change in Assumption	Impact on Pension Cost	Impact on Projected Benefit Obligation
Discount rate increase	0.25%	$(2,033)	$(27,449)
Discount rate decrease	(0.25)%	2,135	29,043
Rate of return on plan assets increase	0.25%	(1,492)	N/A
Rate of return on plan assets decrease	(0.25)%	1,492	N/A

Accounting Treatment

We recognize the funded status of each plan as an asset or liability in the Consolidated Balance Sheets. Differences between actuarial assumptions and actual plan results are deferred and are recognized into earnings only when the accumulated differences exceed 10 percent of the greater of the projected benefit obligation or the market-related value of plan assets, which reduces the volatility of reported pension costs. If necessary, the excess is amortized over the average remaining service period of active employees.

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

Income Taxes

Judgment and the use of estimates are required in developing the provision for income taxes and reporting of tax-related assets and liabilities. Deferred income tax assets and liabilities represent the future effects on income taxes from temporary differences between the bases of assets and liabilities for financial reporting and tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The probability of realizing deferred tax assets is based on forecasts of future taxable income and the availability of tax planning strategies that can be implemented, if necessary, to realize deferred tax assets. We establish a valuation allowance when it is more likely than not that all, or a portion of, a deferred tax asset will not be realized. Exposures exist related to various tax filing positions, which may require an extended period of time to resolve and may result in income tax adjustments by taxing authorities. We have reduced deferred tax assets or established liabilities based on our best estimate of future probable adjustments related to these exposures. On a quarterly basis, we evaluate exposures in light of any additional information and make adjustments as necessary to reflect the best estimate of the future outcomes. As of December 31, 2020, we had approximately $78.6 million of consolidated NOLs prior to consideration of unrecognized tax benefits to offset federal taxable income in future years. We believe our deferred tax assets and established liabilities are appropriate for estimated exposures; however, actual results may differ significantly from these estimates.

The interpretation of tax laws involves uncertainty. Ultimate resolution of income tax matters may result in favorable or unfavorable impacts to net income and cash flows and adjustments to tax-related assets and liabilities could be material. The uncertainty and judgment involved in the determination and filing of income taxes is accounted for by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the Consolidated Financial Statements. We recognize tax positions that meet the more-likely-than-not threshold as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. We have unrecognized tax benefits of approximately $33.5 million as of December 31, 2020. The resolution of tax matters in a particular future period could have a material impact on our provision for income taxes, results of operations and our cash flows.

Qualifying Facilities Liability

Our electric QF liability consists of unrecoverable costs associated with contracts covered under PURPA that are part of a 2002 stipulation with the MPSC and other parties. Under the terms of these contracts, we are required to purchase minimum amounts of energy at prices ranging from $63 to $136 per MWH through June 2029. Our estimated gross contractual obligation is approximately $552.0 million through June 2029. A portion of the costs incurred to purchase this energy is recoverable through rates, totaling approximately $448.5 million through June 2029. We maintain an electric QF liability based on the net present value (discounted at 7.75 percent) of the difference between our estimated obligations under the QFs and the fixed amounts recoverable in rates.

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

One of the contracts contains variable pricing terms, which exposes us to price escalation risks. The estimated annual escalation rate for this contract is a key assumption and is based on a combination of historical actual results and market data available for future projections. In recording the electric QF liability, we estimated an annual escalation rate of 3 percent over the remaining term of the contract (through June 2024). The actual escalation rate changes annually, which could significantly impact the liability and our results of operations.

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

Interest Rate Risk

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. We manage our interest rate risk by issuing primarily fixed-rate long-term debt with varying maturities, refinancing certain debt and, at times, hedging the interest rate on anticipated borrowings. All of our debt has fixed interest rates, with the exception of our revolving credit facilities and Term Loan. The $425 million revolving credit facility bears interest at rates equal to the Eurodollar rate, plus a margin of 112.5 to 175.0 basis points, or a base rate, plus a margin of 12.5 to 75.0 basis points. In addition, we have a $25 million revolving credit facility, to provide swingline borrowing capability. The $25 million revolving credit facility bears interest at the lower of prime plus a credit spread of 0.13 percent, or available rates tied to the Eurodollar rate plus a credit spread of 0.65 percent. As of December 31, 2020, we had approximately $222 million in borrowings under our revolving credit facilities. A 1.0 percent increase in interest rates would increase our annual interest expense by approximately $2.2 million.

In addition, in April 2020, we entered into the Term Loan and borrowed the full amount of $100 million, which bears interest at variable rates tied to the Eurodollar rate plus a credit spread of 1.50 percent. A 1.0 percent increase in interest rates under the Term Loan would increase interest expense by approximately $1.0 million.

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

We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation our principal executive officer and principal financial officer have concluded that, as of December 31, 2020, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our evaluation, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. Their report appears on page F-2.

ITEM 9B.  OTHER INFORMATION

Not applicable.

Part III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors and corporate governance will be set forth in NorthWestern Corporation's Proxy Statement for its 2021 Annual Meeting of Shareholders, which is incorporated by reference. Information with respect to our Executive Officers is included under "Information about our Executive Officers" in Item 1 of this report.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this Item will be set forth in NorthWestern Corporation's Proxy Statement for its 2021 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be set forth in NorthWestern Corporation's Proxy Statement for its 2021 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning relationships and related transactions of the directors and officers of NorthWestern Corporation and director independence will be set forth in NorthWestern Corporation's Proxy Statement for its 2021 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning fees paid to the principal accountant for each of the last two years will be set forth in NorthWestern Corporation's Proxy Statement for its 2021 Annual Meeting of Shareholders, which is incorporated herein by reference.

Part IV

ITEM 15.  EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)Consolidated Financial Statements.

The following items are included in Part II, Item 8 of this annual report on Form 10-K:

CONSOLIDATED FINANCIAL STATEMENTS:

All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

(2)Exhibits.

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

Exhibit Number	Description of Document
2.1(a)	Second Amended and Restated Plan of Reorganization of NorthWestern Corporation (incorporated by reference to Exhibit 2.1 of NorthWestern Corporation's Current Report on Form 8-K, dated October 20, 2004, Commission File No. 1-10499).
2.1(b)	Order Confirming the Second Amended and Restated Plan of Reorganization of NorthWestern Corporation (incorporated by reference to Exhibit 2.2 of NorthWestern Corporation's Current Report on Form 8-K, dated October 20, 2004, Commission File No. 1-10499).
3.1(a)	Amended and Restated Certificate of Incorporation of NorthWestern Corporation, dated May 3, 2016 (incorporated by reference to Exhibit 3.1 of NorthWestern Corporation's Current Report on Form 8-K, dated May 18, 2016, Commission File No. 1-10499).
3.2(a)	Amended and Restated Bylaws of NorthWestern Corporation, dated May 12, 2016 (incorporated by reference to Exhibit 3.2 of NorthWestern Corporation's Current Report on Form 8-K, dated May 18, 2016, Commission File No. 1-10499).
4.1(a)	First Mortgage and Deed of Trust, dated as of October 1, 1945, by The Montana Power Company in favor of Guaranty Trust Company of New York and Arthur E. Burke, as trustees (incorporated by reference to Exhibit 7(e) of The Montana Power Company's Registration Statement, Commission File No. 002-05927).
4.1(b)	Eighteenth Supplemental Indenture to the Mortgage and Deed of Trust, dated as of August 5, 1994 (incorporated by reference to Exhibit 99(b) of The Montana Power Company's Registration Statement on Form S-3, dated December 5, 1994, Commission File No. 033-56739).
4.1(c)	Twenty-Eighth Supplemental Indenture, dated as of October 1, 2009, by and between NorthWestern Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, Commission File No. 1-10499).
4.1(d)	Twenty-Ninth Supplemental Indenture, dated as of May 1, 2010, among NorthWestern Corporation and The Bank of New York Mellon and Ming Ryan, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Commission File No. 1-10499).
4.1(e)	Thirtieth Supplemental Indenture, dated as of August 1, 2012, between NorthWestern Corporation and The Bank of New York Mellon and Philip L. Watson, as trustees under the Mortgage and Deed of Trust dated as of October 1, 1945 (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated August 10, 2012, Commission File No. 1-10499).
4.1(f)	Thirty-First Supplemental Indenture, dated as of December 1, 2013, among NorthWestern Corporation and The Bank of New York Mellon and Phillip L. Watson, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation’s Current Report on Form 8-K, dated December 19, 2013, Commission File No. 1-10499).
4.1(g)	Thirty-Second Supplemental Indenture, dated as of November 1, 2014, among NorthWestern Corporation and The Bank of New York Mellon and Phillip L. Watson, as trustees (incorporated by reference to Exhibit 4.4(n) of the Company's Report on Form 10-K for the year ended December 31, 2014, Commission File No. 1-10499).
4.1(h)	Thirty-Third Supplemental Indenture, dated as of November 1, 2014, among NorthWestern Corporation and The Bank of New York Mellon and Phillip L. Watson, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation’s Current Report on Form 8-K, dated November 14, 2014, Commission File No. 1-10499).
4.1(i)	Thirty-Fourth Supplemental Indenture, dated as of January 1, 2015, among NorthWestern Corporation and The Bank of New York Mellon and Phillip L. Watson, as trustees (incorporated by reference to Exhibit 4.4(p) of the Company's Report on Form 10-K for the year ended December 31, 2014, Commission File No. 1-10499).
4.1(j)	Thirty-Fifth Supplemental Indenture, dated as of June 1, 2015, among NorthWestern Corporation and The Bank of New York Mellon and Beata Harvin, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated June 29, 2015, Commission File No. 1-10499).

4.1(k)	Thirty-Seventh Supplemental Indenture, dated as of November 1, 2017, among NorthWestern Corporation and The Bank of New York Mellon and Beata Harvin, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated November 8, 2017, Commission File No. 1-10499).

4.1(l)	Thirty-Eighth Supplemental Indenture, dated as of June 1, 2019, among NorthWestern Corporation and The Bank of New York Mellon and Beata Harvin, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated July 2, 2019, Commission File No. 1-10499).
4.1(m)	Thirty-Ninth Supplemental Indenture, dated as of September 1, 2019, among NorthWestern Corporation and The Bank of New York Mellon and Beata Harvin, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated September 20, 2019, Commission File No. 1-10499).
4.1(n)	Fortieth Supplemental Indenture, dated as of April 1, 2020, among NorthWestern Corporation and The Bank of New York Mellon and Beata Harvin, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated May 15, 2020, Commission File No. 1-10499).
4.2(a)	General Mortgage Indenture and Deed of Trust, dated as of August 1, 1993, from NorthWestern Corporation to The Chase Manhattan Bank (National Association), as Trustee (incorporated by reference to Exhibit 4(a) of NorthWestern Corporation's Current Report on Form 8-K, dated August 16, 1993, Commission File No. 1-10499).
4.2(b)	Supplemental Indenture, dated as of November 1, 2004, by and between NorthWestern Corporation (formerly known as Northwestern Public Service Company) and JPMorgan Chase Bank (successor by merger to The Chase Manhattan Bank (National Association)), as Trustee under the General Mortgage Indenture and Deed of Trust dated as of August 1, 1993 (incorporated by reference to Exhibit 4.5 of NorthWestern Corporation's Current Report on Form 8-K, dated November 1, 2004, Commission File No. 1-10499).
4.2(c)	Ninth Supplemental Indenture, dated as of May 1, 2010, by and between NorthWestern Corporation and The Bank of New York Mellon, as trustee under the General Mortgage Indenture and Deed of Trust dated as of August 1, 1993 (incorporated by reference to Exhibit 4.2 of NorthWestern Corporation’s Current Report on Form 10-Q for the quarter ended June 30, 2010, Commission File No. 1-10499).
4.2(d)	Tenth Supplemental Indenture, dated as of August 1, 2012, between NorthWestern Corporation and The Bank of New York Mellon, as trustees under the General Mortgage Indenture and Deed of Trust dated as of August 1, 1993 (incorporated by reference to Exhibit 4.2 of NorthWestern Corporation's Current Report on Form 8-K, dated August 10, 2012, Commission File No. 1-10499).
4.2(e)	Eleventh Supplemental Indenture, dated as of December 1, 2013, among NorthWestern Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 of NorthWestern Corporation’s Current Report on Form 8-K, dated December 19, 2013, Commission File No. 1-10499).
4.2(f)	Twelfth Supplemental Indenture, dated as of December 1, 2014, among NorthWestern Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation’s Current Report on Form 8-K, dated December 19, 2014, Commission File No. 1-10499).
4.2(g)	Thirteenth Supplemental Indenture, dated as of September 1, 2015, among NorthWestern Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation’s Current Report on Form 8-K, dated September 29, 2015, Commission File No. 1-10499).
4.2(h)	Fourteenth Supplemental Indenture, dated as of June 1, 2016, between the NorthWestern Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated June 21, 2016, Commission File No. 1-10499).
4.2(i)	Fifteenth Supplemental Indenture, dated as of September 1, 2016, among NorthWestern Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation’s Current Report on Form 8-K, dated October 6, 2016, Commission File No. 1-10499).
4.2(j)	Sixteenth Supplemental Indenture, dated as of April 1, 2020, among NorthWestern Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 of NorthWestern Corporation's Current Report on Form 8-K, dated May 15, 2020, Commission File No. 1-10499).
4.3(a)	Indenture, dated as of August 1, 2016, between City of Forsyth, Rosebud County, Montana and U.S. Bank National Association, as trustee agent (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated August 16, 2016, Commission File No. 1-10499).
4.3(b)	Loan Agreement, dated as of August 1, 2016, between NorthWestern Corporation and the City of Forsyth, Montana, related to the issuance of City of Forsyth Pollution Control Revenue Bonds Series 2016 (incorporated by reference to Exhibit 4.2 of the Company's Report on Form 8-K, dated August 16, 2016, Commission File No. 1-10499).
4.3(c)	Bond Delivery Agreement, dated as of August 1, 2016, between NorthWestern Corporation and U.S. Bank National Association, as trustee agent (incorporated by reference to Exhibit 4.3 of NorthWestern Corporation's Current Report on Form 8-K, dated August 16, 2016, Commission File No. 1-10499).

4.3(d)	Thirty-Sixth Supplemental Indenture, dated as of August 1, 2016, among NorthWestern Corporation and The Bank of New York Mellon and Beata Harvin, as trustees (incorporated by reference to Exhibit 4.4 of NorthWestern Corporation's Current Report on Form 8-K, dated August 16, 2016, Commission File No. 1-10499).
4.5*	Description of Securities
10.1(a) †	NorthWestern Corporation 2005 Deferred Compensation Plan for Non-Employee Directors, as amended April 21, 2010 (incorporated by reference to Exhibit 10.3 of NorthWestern Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Commission File No. 1-10499).
10.1(b) †	NorthWestern Corporation 2009 Officers Deferred Compensation Plan, as amended April 21, 2010 (incorporated by reference to Exhibit 10.4 of NorthWestern Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Commission File No. 1-10499).
10.1(c) †	Form of NorthWestern Corporation Executive Retirement/Retention Program Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 99.2 of NorthWestern Corporation's Current Report on Form 8-K, dated December 5, 2011, Commission File No. 1-10499).
10.1(d) †	Form of NorthWestern Corporation Executive Retirement/Retention Program Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 99.2 of NorthWestern Corporation's Current Report on Form 8-K, dated December 12, 2012, Commission File No. 1-10499).
10.1(e) †	Form of NorthWestern Corporation Executive Retirement/Retention Program Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 99.2 of NorthWestern Corporation's Current Report on Form 8-K, dated December 10, 2013, Commission File No. 1-10499).
10.1(f) †	Form of NorthWestern Corporation Performance Unit Award Agreement (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation's Current Report on Form 8-K, dated February 18, 2014, Commission File No. 1-10499).
10.1(g) †	NorthWestern Corporation Amended and Restated Equity Compensation Plan, as amended effective July 1, 2014 (incorporated by reference to Appendix A to NorthWestern Corporation's Proxy Statement for the 2014 Annual Meeting of Shareholders filed on March 7, 2014, Commission File No. 1-10499).
10.1(h) †	Form of NorthWestern Corporation Executive Retirement/Retention Program Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 99.2 of NorthWestern Corporation's Current Report on Form 8-K, dated December 22, 2014, Commission File No. 1-10499).
10.1(i) †	NorthWestern Corporation Key Employee Severance Plan 2016 (incorporated by reference to Exhibit 10.1 of NorthWestern Corporation's Current Report on Form 8-K, dated October 25, 2016, Commission File No. 1-10499).
10.1(j) †	Form of NorthWestern Corporation Executive Retirement/Retention Program Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 99.2 of NorthWestern Corporation's Current Report on Form 8-K, dated December 13, 2016, Commission File No. 1-10499).
10.1(k) †	Form of NorthWestern Corporation Performance Unit Award Agreement (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation's Current Report on Form 8-K, dated February 23, 2017, Commission File No. 1-10499).
10.1(l) †	Form of NorthWestern Corporation Performance Unit Award Agreement (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation's Current Report on Form 8-K, dated February 16, 2018, Commission File No. 1-10499).
10.1(m) †	NorthWestern Energy 2019 Annual Incentive Plan (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation's Current Report on Form 8-K, dated December 19, 2018, Commission File No. 1-10499).
10.1(n) †	Form of NorthWestern Corporation Executive Retirement/Retention Program Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 99.2 of NorthWestern Corporation's Current Report on Form 8-K, dated December 19, 2018, Commission File No. 1-10499).
10.1(o) †	Form of NorthWestern Corporation Performance Unit Award Agreement (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation's Current Report on Form 8-K, dated February 15, 2019, Commission File No. 1-10499).
10.1(p) †	NorthWestern Energy 2020 Annual Incentive Plan (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation's Current Report on Form 8-K, dated December 23, 2019, Commission File No. 1-10499).
10.1(q) †	Form of NorthWestern Corporation Executive Retirement/Retention Program Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 99.2 of NorthWestern Corporation's Current Report on Form 8-K, dated December 23, 2019, Commission File No. 1-10499).
10.1(r) †	NorthWestern Energy 2021 Annual Incentive Plan (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation's Current Report on Form 8-K, dated December 22, 2020, Commission File No. 1-10499).

10.1(s) †	Form of NorthWestern Corporation Executive Retirement/Retention Program Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 99.2 of NorthWestern Corporation's Current Report on Form 8-K, dated December 22, 2020, Commission File No. 1-10499).
10.2(a)	Commercial Paper Dealer Agreement between NorthWestern Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated as of February 3, 2011 (incorporated by reference to Exhibit 10.1 of NorthWestern Corporation's Current Report on Form 8-K, dated February 8, 2011, Commission File No. 1-10499).
10.2(b)	Bond Purchase Agreement, dated as of October 31, 2017, between NorthWestern Corporation and initial purchasers (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation’s Current Report on form 10-Q, dated November 2, 2017, Commission File No. 1-10499).
10.2(c)	Credit Agreement, dated September 2, 2020, among NorthWestern Corporation, as borrower; the several banks and other financial institutions or entities from time to time parties to the agreement, as lenders; BofA Securities, Inc., Credit Suisse Securities (USA) LLC, and U.S. Bank National Association as joint lead arrangers; Credit Suisse Securities (USA) LLC, and U.S. Bank National Association as co-syndication agents; Keybank National Association as documentation agent; and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of NorthWestern Corporation's Current Report on Form 8-K, dated September 4, 2020, Commission File No. 1-10499).
10.2(d )	Term Loan Agreement, dated as of April 3, 2020, among NorthWestern Corporation, as Borrower, the several lenders from time to time parties thereto and U.S. BankNational Association, as administrative agent (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated April 6, 2020, Commission File No. 1-10499).
21*	Subsidiaries of NorthWestern Corporation.
23*	Consent of Independent Registered Public Accounting Firm
24*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification of Robert C. Rowe pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Brian B. Bird pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
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

NORTHWESTERN CORPORATION

February 12, 2021	By:	/s/ ROBERT C. ROWE
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

Signature	Title	Date

/s/ STEPHEN P. ADIK	Chairman of the Board	February 12, 2021
Stephen P. Adik

/s/ ROBERT C. ROWE	President, Chief Executive Officer and Director	February 12, 2021
Robert C. Rowe	(Principal Executive Officer)

/s/ BRIAN B. BIRD	Chief Financial Officer	February 12, 2021
Brian B. Bird	(Principal Financial Officer)

/s/ CRYSTAL D. LAIL	Vice President and Chief Accounting Officer	February 12, 2021
Crystal D. Lail	(Principal Accounting Officer)

/s/ ANTHONY T. CLARK	Director	February 12, 2021
Anthony T. Clark

/s/ DANA J. DYKHOUSE	Director	February 12, 2021
Dana J. Dykhouse

/s/ JAN R. HORSFALL	Director	February 12, 2021
Jan R. Horsfall

/s/ BRITT E. IDE	Director	February 12, 2021
Britt E. Ide

/s/ JULIA L. JOHNSON	Director	February 12, 2021
Julia L. Johnson

/s/ LINDA G. SULLIVAN	Director	February 12, 2021
Linda G. Sullivan

/s/ MAHVASH YAZDI	Director	February 12, 2021
Mahvash Yazdi

/s/ JEFFREY W. YINGLING	Director	February 12, 2021
Jeffrey W. Yingling

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
NorthWestern Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of NorthWestern Corporation and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, cash flows and common shareholders' equity, and for each of the three years for the period ended December 31, 2020, and the related notes (collectively, referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years for the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
The Company is subject to rate regulation by federal and state utility regulatory agencies (collectively, the “Commissions”), which have jurisdiction over the Company’s electric and natural gas distribution rates in Montana, South Dakota and Nebraska. Management has determined regulated accounting is appropriate provided that (i) rates are established by or subject to approval by independent, third-party regulators, (ii) rates are designed to recover the specific enterprise's cost of service, and (iii) in view of demand for service, it is reasonable to assume that rates are set at levels that will recover costs and can be charged to and collected from customers. Accounting for the economics of rate regulation affects multiple financial statement line items and disclosures, including property, plant, and equipment; regulatory assets and liabilities; operating revenues and expenses; depreciation expense; income taxes; and multiple disclosures in the notes to the financial statements.

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

• We tested the effectiveness of management’s controls over the evaluation of the likelihood of (1) the recovery in future rates of costs incurred as regulatory assets, and (2) a refund or a future reduction in rates that should be reported as regulatory liabilities. We also tested the effectiveness of management’s controls over the recognition of amounts as property, plant, and equipment; regulatory assets or liabilities; and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.

• We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.

• We read relevant regulatory orders issued by the Commissions, regulatory statutes, interpretations, procedural memorandums, filings made by intervenors, filings made by the Company, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances. We evaluated the external information and compared to management’s recorded regulatory asset and liability balances for completeness.

• We evaluated regulatory filings and testimony for any evidence that intervenors are challenging full recovery of the cost of any capital projects or operating costs. If full recovery of project costs is being challenged by intervenors, we evaluated management’s assessment of the probability of a disallowance.

• We assessed management’s conclusion regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery or a future reduction in rates.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 11, 2021
We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
NorthWestern Corporation

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of NorthWestern Corporation and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 11, 2021, expressed an unqualified opinion on those financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Annual Report on Internal Control over Financial Reporting." Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 11, 2021

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues
Electric	$940,815	$981,178	$921,093
Gas	257,855	276,732	270,916
Total Revenues	1,198,670	1,257,910	1,192,009
Operating Expenses
Cost of sales	306,190	318,020	272,883
Operating, general and administrative	297,115	318,229	307,119
Property and other taxes	179,517	171,888	171,259
Depreciation and depletion	179,644	172,923	174,476
Total Operating Expenses	962,466	981,060	925,737
Operating Income	236,204	276,850	266,272
Interest Expense, net	(96,812)	(95,068)	(91,988)
Other Income, net	4,853	413	3,966
Income Before Income Taxes	144,245	182,195	178,250
Income Tax Benefit	10,970	19,925	18,710
Net Income	$155,215	$202,120	$196,960

Average Common Shares Outstanding	50,559	50,429	49,985
Basic Earnings per Average Common Share	$3.07	$4.01	$3.94
Diluted Earnings per Average Common Share	$3.06	$3.98	$3.92

See Notes to Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net Income	$155,215	$202,120	$196,960
Other comprehensive income (loss), net of tax:
Reclassification of net losses on derivative instruments	452	452	498
Postretirement medical liability adjustment	1,840	(131)	213
Foreign currency translation	87	(35)	270
Total Other Comprehensive Income	2,379	286	981
Comprehensive Income	$157,594	$202,406	$197,941

See Notes to Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$5,811	$5,145
Restricted cash	11,285	6,925
Accounts receivable, net	168,229	167,405
Inventories	61,010	53,925
Regulatory assets	44,973	54,432
Prepaid expenses and other	17,372	13,895
Total current assets	308,680	301,727
Property, plant, and equipment, net	4,952,935	4,700,924
Goodwill	357,586	357,586
Regulatory assets	701,444	656,915
Other noncurrent assets	68,804	66,334
Total Assets	$6,389,449	$6,083,486
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of finance leases	$2,668	$2,476
Short-term borrowings	100,000	—
Accounts payable	100,388	96,690
Accrued expenses	207,514	202,021
Regulatory liabilities	55,853	33,080
Total current liabilities	466,423	334,267
Long-term finance leases	14,771	17,439
Long-term debt	2,315,261	2,233,281
Deferred income taxes	471,777	447,986
Noncurrent regulatory liabilities	631,419	624,267
Other noncurrent liabilities	410,703	387,152
Total Liabilities	4,310,354	4,044,392
Commitments and Contingencies (Note 18)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 54,144,775 and 50,587,163, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	541	541
Treasury stock at cost	(98,075)	(96,015)
Paid-in capital	1,513,787	1,508,970
Retained earnings	670,111	635,246
Accumulated other comprehensive loss	(7,269)	(9,648)
Total Shareholders' Equity	2,079,095	2,039,094
Total Liabilities and Shareholders' Equity	$6,389,449	$6,083,486

See Notes to Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2020	2019	2018
OPERATING ACTIVITIES:
Net Income	$155,215	$202,120	$196,960
Items not affecting cash:
Depreciation and depletion	179,644	172,923	174,476
Amortization of debt issuance costs, discount and deferred hedge gain	4,911	4,648	4,645
Stock-based compensation costs	4,149	8,007	7,683
Equity portion of allowance for funds used during construction	(6,895)	(5,768)	(4,165)
Loss (gain) on disposition of assets	37	(188)	87
Deferred income taxes	(7,574)	(13,864)	(13,189)
Changes in current assets and liabilities:
Accounts receivable	(824)	(5,032)	19,909
Inventories	(7,085)	(3,110)	1,617
Other current assets	(3,477)	(3,140)	1,218
Accounts payable	16,043	(1,821)	(3,805)
Accrued expenses	5,909	(16,023)	7,862
Regulatory assets	14,749	(16,028)	(554)
Regulatory liabilities	22,773	(7,796)	25,534
Other noncurrent assets	(5,396)	(22,841)	(2,334)
Other noncurrent liabilities	(20,030)	4,633	(33,959)
Cash Provided by Operating Activities	352,149	296,720	381,985
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(405,762)	(316,016)	(283,966)
Acquisitions	—	—	(18,504)
Proceeds from sale of assets	—	—	71
Investment in equity securities	(42)	(135)	(2,500)
Cash Used in Investing Activities	(405,804)	(316,151)	(304,899)
FINANCING ACTIVITIES:
Dividends on common stock	(120,350)	(115,127)	(109,202)
Proceeds from issuance of common stock, net	—	—	44,796
Issuance of long-term debt	150,000	150,000	—
Line of credit (repayments) borrowings, net	(67,000)	(19,000)	308,000
Issuances (repayments) of short-term borrowings	100,000	—	(319,556)
Treasury stock activity	(1,391)	1,432	2,249
Financing costs	(2,578)	(1,115)	(91)
Cash Provided by (Used In) Financing Activities	58,681	16,190	(73,804)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	5,026	(3,241)	3,282
Cash, Cash Equivalents, and Restricted Cash, beginning of period	12,070	15,311	12,029
Cash, Cash Equivalents, and Restricted Cash, end of period	$17,096	$12,070	$15,311

See Notes to Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(in thousands, except per share data)

	Number of Common Shares	Number of Treasury Shares	Common Stock	Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 31, 2017	52,981	3,609	$530	$1,445,181	$(96,376)	$458,352	$(8,772)	$1,798,915

Net income	—	—	—	—	—	196,960	—	196,960
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	270	270
Reclassification of net gains on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	498	498
Postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	213	213
Reclassification of certain tax effects from AOCL	—	—	—	—	—	2,143	(2,143)	—
Stock based compensation	72	12	—	7,642	(668)	—	—	6,974
Issuance of shares	836	(55)	9	46,247	1,498	—	—	47,754
Dividends on common stock ($2.20 per share)	—	—	—	—	—	(109,202)	—	(109,202)
Balance at December 31, 2018	53,889	3,566	$539	$1,499,070	$(95,546)	$548,253	$(9,934)	$1,942,382

Net income	—	—	—	—	—	202,120	—	202,120
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(35)	(35)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	452	452
Postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	(131)	(131)
Stock based compensation	110	25	2	7,964	(1,657)	—	—	6,309
Issuance of shares	—	(44)	—	1,936	1,188	—	—	3,124
Dividends on common stock ($2.30 per share)	—	—	—	—	—	(115,127)	—	(115,127)
Balance at December 31, 2019	53,999	3,547	$541	$1,508,970	$(96,015)	$635,246	$(9,648)	$2,039,094

Net income	—	—	—	—	—	155,215	—	155,215
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	87	87
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	452	452
Postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	1,840	1,840
Stock based compensation	146	35	—	4,100	(2,741)	—	—	1,359
Issuance of shares	—	(24)	—	717	681	—	—	1,398
Dividends on common stock ($2.40 per share)	—	—	—	—	—	(120,350)	—	(120,350)
Balance at December 31, 2020	54,145	3,558	$541	$1,513,787	$(98,075)	$670,111	$(7,269)	$2,079,095

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Operations and Basis of Consolidation

NorthWestern Corporation, doing business as NorthWestern Energy, provides electricity and / or natural gas to approximately 743,000 customers in Montana, South Dakota, Nebraska and Yellowstone National Park. We have generated and distributed electricity in South Dakota and distributed natural gas in South Dakota and Nebraska since 1923 and have generated and distributed electricity and distributed natural gas in Montana since 2002.

The Consolidated Financial Statements for the periods included herein have been prepared by NorthWestern Corporation (NorthWestern, we or us), pursuant to the rules and regulations of the SEC. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying Consolidated Financial Statements include our accounts together with those of our wholly and majority-owned or controlled subsidiaries. All intercompany balances and transactions have been eliminated from the Consolidated Financial Statements. Events occurring subsequent to December 31, 2020, have been evaluated as to their potential impact to the Consolidated Financial Statements through the date of issuance.

Reclassification

In 2020, we changed our classification of excess deferred income taxes in the Consolidated Balance Sheets from a regulatory asset to a regulatory liability, such that the excess deferred income tax regulatory liabilities are reflected on a gross basis, rather than net within our income tax regulatory asset based on our right to offset. The impact on the December 31, 2019 Consolidated Balance Sheet is an increase of Noncurrent regulatory assets and Noncurrent regulatory liabilities of $172.8 million. The impact to our Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018 is a gross up of non-cash activity within the Other noncurrent assets and Other noncurrent liabilities captions, both within the operating activities section, that offset one another with no impact to cash provided by operating activities. The impact of the reclassification as of December 31, 2019 is also reflected in Note 4 - Regulatory Assets and Liabilities and Note 20 - Segment and Related Information. The impact to the total assets reported in the 2018 segment information table within Note 20 - Segment and Related Information was an increase of $161.6 million. This reclassification had no effect on previously reported Net income in our Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, and Consolidated Statements of Common Shareholders’ Equity.

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

Certain long-term purchase power and tolling contracts may be considered variable interests. We have various long-term purchase power contracts with other utilities and certain QF plants. We identified one QF contract that may constitute a VIE. We entered into a power purchase contract in 1984 with this 35 MW coal-fired QF to purchase substantially all of the facility's capacity and electrical output over a substantial portion of its estimated useful life. We absorb a portion of the facility's variability through annual changes to the price we pay per MWH (energy payment). After making exhaustive efforts, we have been unable to obtain the information from the facility necessary to determine whether the facility is a VIE or whether we are the primary beneficiary of the facility. The contract with the facility contains no provision which legally obligates the facility to release this information. We have accounted for this QF contract as an executory contract. Based on the current contract terms with this QF, our estimated gross contractual payments aggregate to approximately $115.3 million through 2024. For further discussion of our gross QF liability, see Note 18 - Commitments and Contingencies. During the years ended December 31, 2020, 2019 and 2018 purchases from this QF were approximately $22.2 million, $23.4 million, and $25.6 million, respectively.

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

Accounts Receivable, Net

Accounts receivable are net of allowances for uncollectible accounts of $5.6 million and $2.3 million at December 31, 2020 and December 31, 2019. Receivables include unbilled revenues of $80.5 million and $83.3 million at December 31, 2020 and December 31, 2019, respectively.

Inventories

Inventories are stated at average cost. Inventory consisted of the following (in thousands):

	December 31,
	2020	2019
Materials and supplies	$44,311	$42,791
Storage gas and fuel	16,699	11,134
Total Inventories	$61,010	$53,925

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

AFUDC represents the cost of financing construction projects with borrowed funds and equity funds. While cash is not realized currently from such allowance, it is realized under the ratemaking process over the service life of the related property through increased revenues resulting from a higher rate base and higher depreciation expense. The component of AFUDC attributable to borrowed funds is included as a reduction to interest expense, while the equity component is included in other income. This rate averaged 6.7%, 6.9%, and 7.1% for Montana for 2020, 2019, and 2018, respectively. This rate averaged 6.7%, 6.6%, and 6.7% for South Dakota for 2020, 2019, and 2018, respectively. AFUDC capitalized totaled $9.8 million, $8.2 million, and $5.9 million for the years ended December 31, 2020, 2019, and 2018, respectively, for Montana and South Dakota combined.

We record provisions for depreciation at amounts substantially equivalent to calculations made on a straight-line method by applying various rates based on useful lives of the various classes of properties (ranging from 2 to 96 years) determined from engineering studies. As a percentage of the depreciable utility plant at the beginning of the year, our provision for depreciation of utility plant was approximately 2.8%, 2.8%, and 3.0% for 2020, 2019, and 2018, respectively.

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

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2020	2019
Property taxes	$89,425	$85,242
Employee compensation, benefits, and withholdings	40,538	50,142
Interest	18,074	17,538
Other (none of which is individually significant)	59,477	49,099
Total Accrued Expenses	$207,514	$202,021

Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Pension and other employee benefits	$136,632	$128,853
Future QF obligation, net	81,379	92,937
Customer advances	65,186	56,870
Asset retirement obligations	45,355	42,449
Environmental	25,049	27,741
Other (none of which is individually significant)	57,102	38,302
Total Noncurrent Liabilities	$410,703	$387,152

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

Supplemental Cash Flow Information

	Year Ended December 31,
	2020	2019	2018
		(in thousands)
Cash paid (received) for:
Income taxes	$115	$(6,737)	$55
Interest	84,922	83,776	76,499
Significant non-cash transactions:
Capital expenditures included in trade accounts payable	21,430	33,473	21,625

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	December 31,
	2020	2019	2018
Cash and cash equivalents	$5,811	$5,145	$7,860
Restricted cash	11,285	6,925	7,451
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$17,096	$12,070	$15,311

Restricted cash consists primarily of funds held in trust accounts to satisfy the requirements of certain stipulation agreements and insurance reserve requirements.

Accounting Standards Issued

At this time, we are not expecting the adoption of recently issued accounting standards to have a material impact to our financial condition, results of operations, and cash flows.

(3) Regulatory Matters

COVID-19 Accounting Order Filings

South Dakota - On May 1, 2020, we submitted a joint filing with four other investor owned utilities to the SDPUC seeking approval for an accounting order to defer certain costs related to the COVID-19 pandemic as a regulatory asset, subject to future review for recovery from customers. We limited our specific request to uncollectible accounts expense in excess of amounts included in the latest electric and natural gas test periods. In August, the SDPUC issued an order granting deferral of our excess uncollectible accounts expense. As of December 31, 2020 we have deferred $0.2 million of uncollectible accounts expense into a regulatory asset in the Consolidated Balance Sheet.

Montana - On May 29, 2020, we filed a petition for an accounting order with the MPSC seeking approval of an accounting order (i) to defer uncollectible accounts expense in excess of amounts included in the latest electric and natural gas test periods; and (ii) requesting approval of a proposed pension contribution up to $40 million in 2020 to be recognized over a five-year period. The MPSC issued its final order in November 2020 authorizing the amortization of incremental pension contributions and allowing for the tracking of uncollectible accounts expense, although declining to authorize establishment of a regulatory asset for the incremental bad debt expense.

Pension costs in Montana are included in expense on a pay as you go (cash funding) basis. We contributed $10.2 million to the Montana pension plan during the twelve months ended December 31, 2020, opting not to make incremental contributions as requested in the accounting order petition.

FERC Filing - Montana Transmission Service Rates

In May 2019, we submitted a filing with the FERC for our Montana transmission assets. In June 2019, the FERC issued an order accepting our filing, granting interim rates (subject to refund) effective July 1, 2019, establishing settlement procedures and terminating our related Tax Cuts and Jobs Act filing. A settlement judge was appointed and after months of settlement negotiations, the parties reached agreement on all issues. In November 2020, we filed the settlement and implemented settlement rates on December 1, 2020. In January 2021, the FERC approved our settlement. As of December 31, 2020, we had cumulative deferred revenue of approximately $31.3 million. We refunded approximately $20.5 million to our wholesale and choice customers in January 2021.

Revenues from FERC regulated wholesale customers associated with our Montana FERC assets are reflected in our Montana MPSC jurisdictional rates as a credit to retail customers. We expect to submit a compliance filing with the MPSC adjusting the proposed credit in our Montana retail rates upon receipt of a final order from FERC.

Cost Recovery Mechanisms - Montana

Montana Electric and Natural Gas Supply Cost Trackers - Each year we submit an electric and natural gas tracker filing for recovery of supply costs for the 12-month period ended June 30. The MPSC reviews such filings and makes its cost recovery determination based on whether or not our supply procurement activities were prudent.

The Power Costs and Credits Adjustment Mechanism (PCCAM) incorporates sharing of power supply costs from an established baseline of power supply costs and tracks the differences between the actual costs and associated base rate revenues. Rates are adjusted annually for variances between actual costs and associated revenues with the variances allocated 90 percent to customers and 10 percent to shareholders.

In September 2019, we submitted our annual PCCAM filing for the period July 1, 2018 to June 30, 2019, requesting recovery of approximately $23.8 million in electric supply costs. The MPSC issued its final order on this matter in November 2020, disallowing approximately $9.4 million in prior period purchased power costs, consisting of $5.6 million related to a period in 2018 when Colstrip generation was operating intermittently to ensure it remained in compliance with environmental emission standards and $3.8 million related to the prorated application of the change in state law that eliminated the deadband component of the PCCAM. The disallowed costs are reflected as a reduction to our net supply cost regulatory asset as of December 31, 2020. We issued refunds of these disallowed costs to customers in January 2021, with interest calculated from October 1, 2019 when interim rates went into effect.

Montana Community Renewable Energy Projects (CREPs)

We were required to acquire, as of December 31, 2020, approximately 65 MW of CREPs. While we have made progress towards meeting this obligation by acquiring approximately 50 MW of CREPs, we have been unable to acquire the remaining MWs required for various reasons, including the fact that proposed projects fail to qualify as CREPs or do not meet the statutory cost cap. The MPSC granted us waivers for 2012 through 2016. The validity of the MPSC’s action as it related to waivers granted for 2015 and 2016 has been challenged legally and we are waiting on a final decision from the Montana Supreme Court. We expect to file waiver requests for 2017, 2018, 2019, and 2020 after resolution of that litigation. If the Montana Supreme Court rules that the 2015 and 2016 waivers were invalid or if the requested waivers for 2017 through 2020 are not granted, we are likely to be liable for penalties. If the MPSC imposes a penalty, the amount of the penalty would depend on how the MPSC calculated the energy that a CREP would have produced. However, we do not believe any such penalty would be material.

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

	Note Reference	Remaining Amortization Period	December 31,
			2020	2019
			(in thousands)
Flow-through income taxes	12	Plant Lives	$420,925	$376,548
Excess deferred income taxes	12	Plant Lives	67,256	73,670
Pension	14	Undetermined	138,567	132,000
Deferred financing costs		Various	28,350	31,089
Employee related benefits	14	Undetermined	22,516	18,622
Supply costs		1 Year	8,116	35,454
State & local taxes & fees		Various	17,910	7,146
Environmental clean-up	18	Various	11,127	11,179
Other		Various	31,650	25,639
Total Regulatory Assets			$746,417	$711,347
Removal cost	6	Various	$464,669	$442,129
Excess deferred income taxes	12	Plant Lives	165,279	172,784
Supply costs		1 Year	13,847	14,226
Gas storage sales		19 years	7,887	8,307
Rates subject to refund		1 Year	32,496	14,177
State & local taxes & fees		1 Year	1,783	1,846
Environmental clean-up		Various	656	1,181
Other		Various	655	2,697
Total Regulatory Liabilities			$687,272	$657,347

Income Taxes

Flow-through income taxes primarily reflect the effects of plant related temporary differences such as flow-through of depreciation, repairs related deductions, and removal costs that we will recover or refund in future rates. We amortize these amounts as temporary differences reverse. Excess deferred income tax assets and liabilities are recorded as a result of the Tax Cuts and Jobs Act and will be recovered or refunded in future rates. See Note 12 - Income Taxes for further discussion.

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

Rates Subject to Refund

In June 2019, in response to a filing associated with our Montana transmission assets, FERC granted an interim rate increase, effective July 1, 2019. See Note 3 - Regulatory Matters, for further information on this docket. Also, in our Montana general electric rate case, the MPSC granted an interim rate increase, effective April 2019, with final rates approved in December 2019. The difference between interim and final approved rates is being refunded to customers over a twelve month period through February 2021.

Supply Costs

The MPSC, SDPUC and NPSC have authorized the use of electric and natural gas supply cost trackers that enable us to track actual supply costs and either recover the under collection or refund the over collection to our customers. Accordingly, we have recorded a regulatory asset and liability to reflect the future recovery of under collections and refunding of over collections through the ratemaking process. We earn interest on natural gas supply costs under collected, or apply interest to an over collection, of 7.0 percent in Montana; 7.2 percent and 7.8 percent for electric and natural gas, respectively, in South Dakota; and 8.5 percent for natural gas in Nebraska.

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

(5) Property, Plant and Equipment

The following table presents the major classifications of our property, plant and equipment (in thousands):

	Estimated Useful Life	December 31,
		2020	2019
	(years)	(in thousands)
Transmission, distribution, and storage	15 – 95	$3,771,023	$3,569,141
Generation	23 – 72	1,252,805	1,222,796
Plant acquisition adjustment (1)	25 – 50	686,328	686,328
Building and improvements	23 – 73	303,099	278,164
Land, land rights and easements	53 – 96	157,379	156,069
Other	2 – 45	571,981	545,009
Construction work in process	–—	173,492	96,421
Total property, plant and equipment		6,916,107	6,553,928
Less accumulated depreciation		(1,703,016)	(1,617,817)
Less accumulated amortization		(260,156)	(235,187)
Net property, plant and equipment		$4,952,935	$4,700,924
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

Net plant and equipment under finance lease were $11.3 million and $13.3 million as of December 31, 2020 and 2019, respectively, which included $11.1 million and $13.1 million as of December 31, 2020 and 2019, respectively, related to a long-term power supply contract with the owners of a natural gas fired peaking plant, which has been accounted for as a finance lease.

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

Information relating to our ownership interest in these facilities is as follows (in thousands):

	Big Stone (SD)	Neal #4 (IA)	Coyote (ND)	Colstrip Unit 4 (MT)
December 31, 2020
Ownership percentages	23.4%	8.7%	10.0%	30.0%
Plant in service	$153,632	$62,927	$51,586	$317,438
Accumulated depreciation	40,665	33,942	37,980	105,738
December 31, 2019
Ownership percentages	23.4%	8.7%	10.0%	30.0%
Plant in service	$155,662	$62,565	$52,448	$311,399
Accumulated depreciation	40,988	32,853	38,310	97,563

(6) Asset Retirement Obligations

We are obligated to dispose of certain long-lived assets upon their abandonment. We recognize a liability for the legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event. We measure the liability at fair value when incurred and capitalize a corresponding amount as part of the book value of the related assets, which increases our property, plant and equipment and other noncurrent liabilities. The increase in the capitalized cost is included in determining depreciation expense over the estimated useful life of these assets. Since the fair value of the asset retirement obligation (ARO) is determined using a present value approach, accretion of the liability due to the passage of time is recognized each period and recorded as a regulatory asset until the settlement of the liability. Revisions to estimated AROs can result from changes in retirement cost estimates, revisions to estimated inflation rates, and changes in the estimated timing of abandonment. If the obligation is settled for an amount other than the carrying amount of the liability, we will recognize a regulatory asset or liability for the difference, which will be surcharged/refunded to customers through the rate making process. We record regulatory assets and liabilities for differences in timing of asset retirement costs recovered in rates and AROs recorded since asset retirement costs are recovered through rates charged to customers.

Our AROs relate to the reclamation and removal costs at our jointly-owned coal-fired generation facilities, U.S. Department of Transportation requirements to cut, purge and cap retired natural gas pipeline segments, our obligation to plug and abandon oil and gas wells at the end of their life, and to remove all above-ground wind power facilities and restore the soil surface at the end of their life. The following table presents the change in our ARO (in thousands):

	December 31,
	2020	2019	2018
Liability at January 1,	$42,449	$40,659	$39,286
Accretion expense	2,070	2,051	2,031
Liabilities incurred	—	—	773
Liabilities settled	(4,061)	(46)	(63)
Revisions to cash flows	4,897	(215)	(1,368)
Liability at December 31,	$45,355	$42,449	$40,659

During the twelve months ended December 31, 2020 our ARO liability decreased $4.1 million for partial settlement of the legal obligations at our jointly-owned coal-fired generation facilities. Additionally, during the twelve months ended December 31, 2020, our ARO liability increased $4.9 million related to changes in both the timing and amount of retirement cost estimates.

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

We collect removal costs in rates for certain transmission and distribution assets that do not have associated AROs. Generally, the accrual of future non-ARO removal obligations is not required; however, long-standing ratemaking practices approved by applicable state and federal regulatory commissions have allowed provisions for such costs in historical depreciation rates. The recorded amounts of costs collected from customers through depreciation rates are classified as a regulatory liability in recognition of the fact that we have collected these amounts that will be used in the future to fund asset retirement costs and do not represent legal retirement obligations. See Note 4 - Regulatory Assets and Liabilities for removal costs recorded as regulatory liabilities on the Consolidated Balance Sheets as of December 31, 2020 and 2019.

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

Goodwill by segment is as follows (in thousands):

	December 31,
	2020	2019
Electric	$243,558	$243,558
Natural gas	114,028	114,028
Total Goodwill	$357,586	$357,586

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

Normal Purchases and Normal Sales

We have applied the NPNS scope exception to our contracts involving the physical purchase and sale of gas and electricity at fixed prices in future periods. During our normal course of business, we enter into full-requirement energy contracts, power purchase agreements and physical capacity contracts, which qualify for NPNS. All of these contracts are accounted for using the accrual method of accounting; therefore, there were no unrealized amounts recorded in the Consolidated Financial

Statements at December 31, 2020 and 2019. Revenues and expenses from these contracts are reported on a gross basis in the appropriate revenue and expense categories as the commodities are received or delivered.

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

Cash Flow Hedges	Location of Amount Reclassified from AOCL to Income	Amount Reclassified from AOCL into Income during the Year Ended December 31, 2020
Interest rate contracts	Interest Expense	$614

A pre-tax loss of approximately $14.6 million is remaining in AOCL as of December 31, 2020, and we expect to reclassify approximately $0.6 million of pre-tax losses from AOCL into interest expense during the next twelve months. These amounts relate to terminated swaps.

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

Applicable accounting guidance establishes a hierarchy that prioritizes the inputs used to measure fair value, and requires fair value measurements to be categorized based on the observability of those inputs. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). The three levels of the fair value hierarchy are as follows:

•Level 1 – Unadjusted quoted prices available in active markets at the measurement date for identical assets or liabilities;
•Level 2 – Pricing inputs, other than quoted prices included within Level 1, which are either directly or indirectly observable as of the reporting date; and
•Level 3 – Significant inputs that are generally not observable from market activity.

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

December 31, 2020	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Margin Cash Collateral Offset	Total Net Fair Value
	(in thousands)
Restricted cash equivalents	$10,055	$—	$—	$—	$10,055
Rabbi trust investments	27,027	—	—	—	27,027
Total	$37,082	$—	$—	$—	$37,082

December 31, 2019
Restricted cash equivalents	$5,699	$—	$—	$—	$5,699
Rabbi trust investments	29,288	—	—	—	29,288
Total	$34,987	$—	$—	$—	$34,987

Restricted cash equivalents represents amounts held in money market mutual funds. Rabbi trust investments represent assets held for non-qualified deferred compensation plans, which consist of our common stock and actively traded mutual funds with quoted prices in active markets.

Financial Instruments

The estimated fair value of financial instruments is summarized as follows (in thousands):

	December 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt	$2,315,261	$2,629,755	$2,233,281	$2,416,814

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

(10) Short-Term Borrowings and Credit Arrangements

Short-Term Borrowings

In April 2020, we entered into a $100 million Term Loan and borrowed the full amount. The Term Loan bears interest at variable rates tied to the Eurodollar rate plus a credit spread of 1.5 percent. Proceeds were used to repay a portion of our outstanding revolving credit facility borrowings and for general corporate purposes. All principal and unpaid interest under the Term Loan is due and payable on April 2, 2021. The Term Loan provides for prepayment of the principal and interest; however, amounts prepaid may not be reborrowed. The Term Loan requires us to maintain a consolidated indebtedness to total capitalization ratio of 65 percent or less. It also contains covenants which, among other things, limit our ability to engage in any consolidation or merger or otherwise liquidate or dissolve, dispose of property, and enter into transactions with affiliates. A default on the South Dakota or Montana First Mortgage Bonds would trigger a cross default on the Term Loan; however a default on the Term Loan would not trigger a default on the South Dakota or Montana First Mortgage Bonds.

Credit Facility

On September 2, 2020, we entered into a new $425 million Credit Facility to replace our existing facility. The Credit Facility increased the capacity from that of the prior facility by $25 million to $425 million and extended the maturity date to September 2, 2023 (from December 12, 2021), with uncommitted features that allow us to request up to two one-year extensions to the maturity date and increase the size by an additional $75 million with the consent of the lenders. The facility does not amortize and is unsecured. Borrowings may be made at interest rates equal to the Eurodollar rate, plus a margin of 112.5 to 175.0 basis points, or a base rate, plus a margin of 12.5 to 75.0 basis points. A total of ten banks participate in the facility, with no one bank providing more than 16 percent of the total availability. Commitment fees for the Credit Facility were $0.6 million and $0.3 million for the years ended December 31, 2020 and 2019.
The availability under the facilities in place for the years ended December 31 is shown in the following table (in millions):

	2020	2019
Unsecured revolving line of credit, expiring September 2023	$425.0	$—
Unsecured revolving line of credit, expiring December 2021	—	400.0
Unsecured revolving line of credit, expiring March 2022	25.0	25.0
	450.0	425.0

Amounts outstanding at December 31:
Eurodollar borrowings	222.0	289.0
Letters of credit	—	—
	222.0	289.0

Net availability as of December 31	$228.0	$136.0

The Credit Facility includes covenants that require us to meet certain financial tests, including a maximum debt to capitalization ratio not to exceed 65 percent. The facility also contains covenants which, among other things, limit our ability to engage in any consolidation or merger or otherwise liquidate or dissolve, dispose of property, and enter into transactions with affiliates. A default on the South Dakota or Montana First Mortgage Bonds would trigger a cross default on the Credit Facility; however a default on the Credit Facility would not trigger a default on the South Dakota or Montana First Mortgage Bonds.

(11) Long-Term Debt and Finance Leases

Long-term debt and finance leases consisted of the following (in thousands):

		December 31,
	Due	2020	2019
Unsecured Debt:
Unsecured Revolving Line of Credit	2023	$222,000	$—
Unsecured Revolving Line of Credit	2021	—	289,000
Secured Debt:
Mortgage bonds—
South Dakota—5.01%	2025	64,000	64,000
South Dakota—4.15%	2042	30,000	30,000
South Dakota—4.30%	2052	20,000	20,000
South Dakota—4.85%	2043	50,000	50,000
South Dakota—4.22%	2044	30,000	30,000
South Dakota—4.26%	2040	70,000	70,000
South Dakota—3.21%	2030	50,000	—
South Dakota—2.80%	2026	60,000	60,000
South Dakota—2.66%	2026	45,000	45,000
Montana—5.71%	2039	55,000	55,000
Montana—5.01%	2025	161,000	161,000
Montana—4.15%	2042	60,000	60,000
Montana—4.30%	2052	40,000	40,000
Montana—4.85%	2043	15,000	15,000
Montana—3.99%	2028	35,000	35,000
Montana—4.176%	2044	450,000	450,000
Montana—3.11%	2025	75,000	75,000
Montana—4.11%	2045	125,000	125,000
Montana—4.03%	2047	250,000	250,000
Montana—3.98%	2049	150,000	150,000
Montana—3.21%	2030	100,000	—
Pollution control obligations—
Montana—2.00%	2023	144,660	144,660
Other Long Term Debt:
New Market Tax Credit Financing—1.146%	2046	26,977	26,977
Discount on Notes and Bonds and Debt Issuance Costs, Net	—	(13,376)	(12,356)
		$2,315,261	$2,233,281
Less current maturities		—	—
Total Long-Term Debt		$2,315,261	$2,233,281

Finance Leases:
Total Finance Leases	Various	$17,439	$19,915
Less current maturities		(2,668)	(2,476)
Total Long-Term Finance Leases		$14,771	$17,439

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

In June 2019, we priced $150 million aggregate principal amount of Montana First Mortgage Bonds, at a fixed interest rate of 3.98 percent maturing in 2049. We issued $50 million of these bonds in June 2019 and the remaining $100 million of these bonds in September 2019 in transactions exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds were used to repay a portion of our outstanding borrowings under our revolving credit facilities and for other general corporate purposes. The bonds are secured by our electric and natural gas assets in Montana.

In May 2020, we issued $100 million principal amount of Montana First Mortgage Bonds and $50 million principal amount of South Dakota First Mortgage Bonds, each at a fixed interest rate of 3.21 percent maturing on May 15, 2030. These bonds were issued in a transaction exempt from the registration requirements of the Securities Act of 1933. Proceeds were used to repay a portion of our outstanding borrowings under our revolving credit facilities and for other general corporate purposes. The bonds are secured by our electric and natural gas assets in Montana and South Dakota.

As of December 31, 2020, we were in compliance with our financial debt covenants.

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

Maturities of Long-Term Debt

The aggregate minimum principal maturities of long-term debt and finance leases, during the next five years are $2.7 million in 2021, $2.9 million in 2022, $369.8 million in 2023, $3.3 million in 2024 and $303.6 million in 2025.

(12) Income Taxes

Income tax benefit is comprised of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Federal
Current	$(3,396)	$(6,076)	$(5,526)
Deferred	(4,006)	(15,169)	(15,588)
Investment tax credits	(3)	(12)	(33)
State
Current	3	27	38
Deferred	(3,568)	1,305	2,399
Income Tax Benefit	$(10,970)	$(19,925)	$(18,710)

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

The following table reconciles our effective income tax rate to the federal statutory rate:

	Year Ended December 31,
	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
State income tax, net of federal provisions	(1.1)	0.7	0.9
Flow-through repairs deductions	(16.5)	(10.8)	(10.8)
Production tax credits	(9.1)	(6.3)	(6.1)
Amortization of excess DIT	(0.7)	(0.9)	(2.1)
Recognition of unrecognized tax benefit	—	(12.5)	—
Impact of Tax Cuts and Jobs Act	—	(0.1)	(11.1)
Plant and depreciation of flow through items	0.1	(2.2)	(1.2)
Prior year permanent return to accrual adjustments	(1.2)	0.3	(1.7)
Other, net	(0.1)	(0.1)	0.6
Effective tax rate	(7.6)%	(10.9)%	(10.5)%

The table below summarizes the significant differences in income tax benefit based on the differences between our effective tax rate and the federal statutory rate (in thousands).

	Year Ended December 31,
	2020	2019	2018
Income Before Income Taxes	$144,245	$182,195	$178,250

Income tax calculated at federal statutory rate	30,292	38,261	37,433

Permanent or flow through adjustments:
State income, net of federal provisions	(1,477)	1,251	1,613
Flow-through repairs deductions	(23,828)	(19,706)	(19,323)
Production tax credits	(13,103)	(11,483)	(10,890)
Amortization of excess DIT	(968)	(1,688)	(3,731)
Recognition of unrecognized tax benefit	—	(22,825)	—
Impact of Tax Cuts and Jobs Act	—	(198)	(19,840)
Plant and depreciation of flow through items	121	(3,952)	(2,175)
Prior year permanent return to accrual adjustments	(1,728)	559	(2,978)
Other, net	(279)	(144)	1,181
	(41,262)	(58,186)	(56,143)

Income Tax Benefit	$(10,970)	$(19,925)	$(18,710)

The income tax benefit during the twelve months ended December 31, 2019, reflects the release of approximately $22.8 million of unrecognized tax benefits, including approximately $2.7 million of accrued interest and penalties, net of tax, due to the lapse of statutes of limitation in the second quarter of 2019. The income tax benefit during the twelve months ended December 31, 2018, includes finalizing the remeasurement of deferred income taxes associated with the Tax Cuts and Jobs Act following the conclusion of the associated regulatory dockets.

The components of the net deferred income tax liability recognized in our Consolidated Balance Sheets are related to the following temporary differences (in thousands):

	December 31,
	2020	2019
Production tax credit	$63,542	$50,440
Pension / postretirement benefits	31,866	30,041
Customer advances	17,165	14,975
Unbilled revenue	14,429	9,820
Compensation accruals	11,748	13,163
Reserves and accruals	6,266	7,069
Environmental liability	6,039	5,938
Interest rate hedges	3,171	3,956
NOL carryforward	393	10,050
AMT credit carryforward	—	3,400
Other, net	2,490	1,801
Deferred Tax Asset	157,109	150,653
Excess tax depreciation	(412,774)	(393,287)
Goodwill amortization	(83,991)	(82,595)
Flow through depreciation	(83,545)	(71,679)
Regulatory assets and other	(48,576)	(51,078)
Deferred Tax Liability	(628,886)	(598,639)
Deferred Tax Liability, net	$(471,777)	$(447,986)

At December 31, 2020 our total federal NOL carryforward was approximately $78.6 million prior to consideration of unrecognized tax benefits. If unused, our federal NOL carryforwards will expire as follows: $0.4 million in 2036 and $78.2 million in 2037. Our state NOL carryforward as of December 31, 2020 was approximately $38.1 million. If unused, our state NOL carryforwards will expire in 2024. We believe it is more likely than not that sufficient taxable income will be generated to utilize these NOL carryforwards.

Uncertain Tax Positions

We recognize tax positions that meet the more-likely-than-not threshold as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The change in unrecognized tax benefits is as follows (in thousands):

	2020	2019	2018
Unrecognized Tax Benefits at January 1	$35,085	$56,150	$57,473
Gross increases - tax positions in prior period	120	539	—
Gross increases - tax positions in current period	—	—	338
Gross decreases - tax positions in current period	(1,714)	(1,489)	(1,661)
Lapse of statute of limitations	—	(20,115)	—
Unrecognized Tax Benefits at December 31	$33,491	$35,085	$56,150

Our unrecognized tax benefits include approximately $28.0 million related to tax positions as of December 31, 2020 and 2019, that if recognized, would impact our annual effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitation within the next twelve months.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2020 and December 31, 2019, we did not have any amounts accrued for the payment of interest and penalties. During the year ended December 31, 2019, we released $2.7 million of accrued interest in the Consolidated Statements of Income.

Tax years 2017 and forward remain subject to examination by the IRS and state taxing authorities. In addition, the available federal net operating loss carryforward may be reduced by the IRS for losses originating in certain tax years from 2003 forward.

(13) Comprehensive Income (Loss)

The following tables display the components of Other Comprehensive Income (Loss), after-tax, and the related tax effects (in thousands):

	December 31,
	2020			2019			2018
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation adjustment	$87	$—	$87	$(35)	$—	$(35)	$270	$—	$270
Reclassification of net income (loss) on derivative instruments	614	(162)	452	614	(162)	452	614	(116)	498
Postretirement medical liability adjustment	2,463	(623)	1,840	(175)	44	(131)	346	(133)	213
Other comprehensive income (loss)	$3,164	$(785)	$2,379	$404	$(118)	$286	$1,230	$(249)	$981

Balances by classification included within AOCL on the Consolidated Balance Sheets are as follows, net of tax (in thousands):

	December 31,
	2020	2019
Foreign currency translation	$1,500	$1,413
Derivative instruments designated as cash flow hedges	(10,729)	(11,181)
Postretirement medical plans	1,960	120
Accumulated other comprehensive loss	$(7,269)	$(9,648)

The following table displays the changes in AOCL by component, net of tax (in thousands):

		December 31, 2020
		Year Ended
	Affected Line Item in the Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(11,181)	$120	$1,413	$(9,648)
Other comprehensive income before reclassifications		—	—	87	87
Amounts reclassified from AOCL	Interest Expense	452	—	—	452
Amounts reclassified from AOCL		—	1,840	—	1,840
Net current-period other comprehensive income		452	1,840	87	2,379
Ending Balance		$(10,729)	$1,960	$1,500	$(7,269)

		December 31, 2019
		Year Ended
	Affected Line Item in the Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(11,633)	$251	$1,448	$(9,934)
Other comprehensive income before reclassifications		—	—	(35)	(35)
Amounts reclassified from AOCL	Interest Expense	452	—	—	452
Amounts reclassified from AOCL		—	(131)	—	(131)
Net current-period other comprehensive income (loss)		452	(131)	(35)	286
Ending Balance		$(11,181)	$120	$1,413	$(9,648)

(14) Employee Benefit Plans

Pension and Other Postretirement Benefit Plans

We sponsor and/or contribute to pension and postretirement health care and life insurance benefit plans for eligible employees. The pension plan for our South Dakota and Nebraska employees is referred to as the NorthWestern Corporation plan, and the pension plan for our Montana employees is referred to as the NorthWestern Energy plan, and collectively they are referred to as the Plans. We utilize a number of accounting mechanisms that reduce the volatility of reported pension costs. Differences between actuarial assumptions and actual plan results are deferred and are recognized into earnings only when the accumulated differences exceed 10 percent of the greater of the projected benefit obligation or the market-related value of plan assets. If necessary, the excess is amortized over the average remaining service period of active employees. The Plan’s funded status is recognized as an asset or liability in our Consolidated Financial Statements. See Note 4 - Regulatory Assets and Liabilities, for further discussion on how these costs are recovered through rates charged to our customers.

Benefit Obligation and Funded Status

Following is a reconciliation of the changes in plan benefit obligations and fair value of plan assets, and a statement of the funded status (in thousands):

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2020	2019	2020	2019
Change in benefit obligation:
Obligation at beginning of period	$735,564	$649,626	$20,272	$20,611
Service cost	11,116	9,637	370	331
Interest cost	22,840	26,488	492	609
Actuarial loss	84,479	83,364	123	997
Settlements	—	(4,065)	390	390
Benefits paid	(33,020)	(29,486)	(2,501)	(2,666)
Benefit Obligation at End of Period	$820,979	$735,564	$19,146	$20,272
Change in Fair Value of Plan Assets:
Fair value of plan assets at beginning of period	$609,000	$525,310	$21,479	$18,670
Return on plan assets	101,075	107,041	2,723	3,805
Employer contributions	11,401	10,200	1,395	1,670
Settlements	—	(4,065)	—	—
Benefits paid	(33,020)	(29,486)	(2,501)	(2,666)
Fair value of plan assets at end of period	$688,456	$609,000	$23,096	$21,479
Funded Status	$(132,523)	$(126,564)	$3,950	$1,207

Amounts Recognized in the Balance Sheet Consist of:
Noncurrent asset	7,001	4,333	8,436	7,783
Total Assets	7,001	4,333	8,436	7,783
Current liability	(11,200)	(11,401)	(1,712)	(2,113)
Noncurrent liability	(128,324)	(119,496)	(2,774)	(4,463)
Total Liabilities	(139,524)	(130,897)	(4,486)	(6,576)
Net amount recognized	$(132,523)	$(126,564)	$3,950	$1,207

Amounts Recognized in Regulatory Assets Consist of:
Prior service credit	—	—	3,857	5,890
Net actuarial loss	(115,987)	(111,449)	(497)	259
Amounts recognized in AOCL consist of:
Prior service cost	—	—	(246)	(397)
Net actuarial gain	—	—	3,246	934
Total	$(115,987)	$(111,449)	$6,360	$6,686

The actuarial gain/loss is primarily due to the change in discount rate assumption and actual asset returns compared with expected amounts.

The total projected benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were as follows (in millions):

	NorthWestern Energy Pension Plan
	December 31,
	2020	2019
Projected benefit obligation	$757.4	$675.5
Accumulated benefit obligation	757.4	675.5
Fair value of plan assets	619.1	545.8
 ____________________
    As of December 31, 2020, the fair value of the NorthWestern Corporation pension plan assets exceed the total projected and accumulated benefit obligation and are therefore excluded from this table.

Net Periodic Cost (Credit)

The components of the net costs (credits) for our pension and other postretirement plans are as follows (in thousands):

	Pension Benefits			Other Postretirement Benefits
	December 31,			December 31,
	2020	2019	2018	2020	2019	2018
Components of Net Periodic Benefit Cost
Service cost	$11,116	$9,637	$11,776	$370	$331	$398
Interest cost	22,840	26,488	24,420	492	609	578
Expected return on plan assets	(26,162)	(25,443)	(28,207)	(983)	(869)	(954)
Amortization of prior service cost (credit)	—	—	4	(1,882)	(1,882)	(1,882)
Recognized actuarial loss (gain)	5,028	6,544	4,360	(61)	(96)	(79)
Settlement loss recognized	—	198	—	390	390	390
Net Periodic Benefit Cost (Credit)	$12,822	$17,424	$12,353	$(1,674)	$(1,517)	$(1,549)

Regulatory deferral of net periodic benefit cost (1)	(2,100)	(7,510)	(4,057)	—	—	—
Previously deferred costs recognized (1)	71	728	243	861	931	913
Amount Recognized in Income	$10,793	$10,642	$8,539	$(813)	$(586)	$(636)

Income Statement Presentation
Operating, general and administrative expense	9,016	2,125	7,719	370	331	398
Other income (expense), net	1,777	8,517	820	(1,183)	(917)	(1,034)
Amount Recognized in Income	$10,793	$10,642	$8,539	$(813)	$(586)	$(636)

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

Actuarial Assumptions

The measurement dates used to determine pension and other postretirement benefit measurements for the plans are December 31, 2020 and 2019. The actuarial assumptions used to compute net periodic pension cost and postretirement benefit cost are based upon information available as of the beginning of the year, specifically, market interest rates, past experience and management's best estimate of future economic conditions. Changes in these assumptions may impact future benefit costs and obligations. In computing future costs and obligations, we must make assumptions about such things as employee mortality and turnover, expected salary and wage increases, discount rate, expected return on plan assets, and expected future cost increases. Two of these assumptions have the most impact on the level of cost: (1) discount rate and (2) expected rate of return on plan assets.

On an annual basis, we set the discount rate using a yield curve analysis. This analysis includes constructing a hypothetical bond portfolio whose cash flow from coupons and maturities matches the year-by-year, projected benefit cash flow from our plans. The decrease in discount rate during 2020 increased our projected benefit obligation by approximately $92.1 million.

In determining the expected long-term rate of return on plan assets, we review historical returns, the future expectations for returns for each asset class weighted by the target asset allocation of the pension and postretirement portfolios, and long-term inflation assumptions. Based on the target asset allocation for our pension assets and future expectations for asset returns, we decreased our long term rate of return on assets assumption for NorthWestern Energy Pension Plan to 4.17 percent and decreased our assumption on the NorthWestern Corporation Pension Plan to 3.01 percent for 2021.

The weighted-average assumptions used in calculating the preceding information are as follows:

	Pension Benefits			Other Postretirement Benefits
	December 31,			December 31,
	2020	2019	2018	2020	2019	2018
Discount rate	2.20-2.30%	3.10-3.20%	4.15-4.20%	1.80%	2.80%	3.90-3.95%
Expected rate of return on assets	3.45-4.49	4.23-5.06	4.47-4.97	4.71	4.79	4.82
Long-term rate of increase in compensation levels (non-union)	2.84	2.84	2.84	2.84	2.84	2.84
Long-term rate of increase in compensation levels (union)	2.00	2.00	2.03	2.00	2.00	2.03
Interest crediting rate	3.30-6.00	3.60-6.00	4.00-6.00	N/A	N/A	N/A

The postretirement benefit obligation is calculated assuming that health care costs increase by a 5.00 percent fixed rate. The company contribution toward the premium cost is capped, therefore future health care cost trend rates are expected to have a minimal impact on company costs and the accumulated postretirement benefit obligation.

Investment Strategy

Our investment goals with respect to managing the pension and other postretirement assets are to meet current and future benefit payment needs while maximizing total investment returns (income and appreciation) after inflation within the constraints of diversification, prudent risk taking, Prudent Man Rule of the Employee Retirement Income Security Act of 1974 and liability-based considerations. Each plan is diversified across asset classes to achieve optimal balance between risk and return and between income and growth through capital appreciation. Our investment philosophy is based on the following:

•Each plan should be substantially invested as long-term cash holdings reduce long-term rates of return;
•Pension Plan portfolio risk is described by volatility in the funded status of the Plans;
•It is prudent to diversify each plan across the major asset classes;
•Equity investments provide greater long-term returns than fixed income investments, although with greater short-term volatility;
•Fixed income investments of the plans should strongly correlate with the interest rate sensitivity of the plan’s aggregate liabilities in order to hedge the risk of change in interest rates negatively impacting the pension plans overall funded status, (such assets will be described as Liability Hedging Fixed Income assets);
•Allocation to foreign equities increases the portfolio diversification and thereby decreases portfolio risk while providing for the potential for enhanced long-term returns;
•Active management can reduce portfolio risk and potentially add value through security selection strategies;

•A portion of plan assets should be allocated to passive, indexed management funds to provide for greater diversification and lower cost; and
•It is appropriate to retain more than one investment manager, provided that such managers offer asset class or style diversification.

Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset/liability studies.

The most important component of an investment strategy is the portfolio asset mix, or the allocation between the various classes of securities available. The mix of assets is based on an optimization study that identifies asset allocation targets in order to achieve the maximum return for an acceptable level of risk, while minimizing the expected contributions and pension and postretirement expense. In the optimization study, assumptions are formulated about characteristics, such as expected asset class investment returns, volatility (risk), and correlation coefficients among the various asset classes, and making adjustments to reflect future conditions expected to prevail over the study period. Based on this, the target asset allocation established, within an allowable range of plus or minus 5 percent, is as follows:

	NorthWestern Energy Pension		NorthWestern Corporation Pension		NorthWestern Energy Health and Welfare
	December 31,		December 31,		December 31,
	2020	2019	2020	2019	2020	2019
Fixed income securities	55.0%	55.0%	80.0%	80.0%	40.0%	40.0%
Non-U.S. fixed income securities	4.0	4.0	2.0	2.0	—	—
Global equities	41.0	41.0	18.0	18.0	60.0	60.0

The actual allocation by plan is as follows:

	NorthWestern Energy Pension		NorthWestern Corporation Pension		NorthWestern Energy Health and Welfare
	December 31,		December 31,		December 31,
	2020	2019	2020	2019	2020	2019
Cash and cash equivalents	—%	—%	0.7%	0.9%	1.0%	1.0%
Fixed income securities	52.7	53.8	77.3	77.0	37.9	37.8
Non-U.S. fixed income securities	3.8	4.0	2.6	2.6	—	—
Global equities	43.5	42.2	19.4	19.5	61.1	61.2
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Generally, the asset mix will be rebalanced to the target mix as individual portfolios approach their minimum or maximum levels. Debt securities consist of U.S. and international instruments. Core domestic portfolios can be invested in government, corporate, asset-backed and mortgage-backed obligation securities. While the portfolio may invest in high yield securities, the average quality must be rated at least “investment grade" by rating agencies. Performance of fixed income investments is measured by both traditional investment benchmarks as well as relative changes in the present value of the plan's liabilities. Equity investments consist primarily of U.S. stocks including large, mid and small cap stocks, which are diversified across investment styles such as growth and value. We also invest in global equities with exposure to developing and emerging markets. Derivatives, options and futures are permitted for the purpose of reducing risk but may not be used for speculative purposes.

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

Cash Flows

In accordance with the Pension Protection Act of 2006 (PPA), and the relief provisions of the Worker, Retiree, and Employer Recovery Act of 2008 (WRERA), we are required to meet minimum funding levels in order to avoid required contributions and benefit restrictions. We have elected to use asset smoothing provided by the WRERA, which allows the use of asset averaging, including expected returns (subject to certain limitations), for a 24-month period in the determination of funding requirements. We expect to continue to make contributions to the pension plans in 2021 and future years that reflect the minimum requirements and discretionary amounts consistent with the amounts recovered in rates. Additional legislative or regulatory measures, as well as fluctuations in financial market conditions, may impact our funding requirements.

Due to the regulatory treatment of pension costs in Montana, pension expense for 2020, 2019 and 2018 was based on actual contributions to the plan. Annual contributions to each of the pension plans are as follows (in thousands):

	2020	2019	2018
NorthWestern Energy Pension Plan (MT)	$10,201	$9,000	$8,000
NorthWestern Corporation Pension Plan (SD and NE)	1,200	1,200	1,200
	$11,401	$10,200	$9,200

We estimate the plans will make future benefit payments to participants as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
2021	$35,200	$2,729
2022	36,533	2,469
2023	37,847	2,331
2024	39,189	1,615
2025	40,210	1,457
2026-2030	209,556	5,699

Defined Contribution Plan

Our defined contribution plan permits employees to defer receipt of compensation as provided in Section 401(k) of the Internal Revenue Code. Under the plan, employees may elect to direct a percentage of their gross compensation to be contributed to the plan. We contribute various percentage amounts of the employee's gross compensation contributed to the plan. Matching contributions for the years ended December 31, 2020, 2019 and 2018 were $11.1 million, $11.0 million, and $10.6 million, respectively.

(15) Stock-Based Compensation

We grant stock-based awards through our Amended and Restated Equity Compensation Plan (ECP), which includes restricted stock awards and performance share awards. As of December 31, 2020, there were 216,647 shares of common stock remaining available for grants. The remaining vesting period for awards previously granted ranges from one to five years if the service and/or performance requirements are met. Nonvested shares do not receive dividend distributions. The long-term incentive plan provides for accelerated vesting in the event of a change in control.

We account for our share-based compensation arrangements by recognizing compensation costs for all share-based awards over the respective service period for employee services received in exchange for an award of equity or equity-based compensation. The compensation cost is based on the fair value of the grant on the date it was awarded.

Performance Unit Awards

Performance unit awards are granted annually under the ECP. These awards vest at the end of the three-year performance period if we have achieved certain performance goals and the individual remains employed by us. The exact number of shares issued will vary from 0 percent to 200 percent of the target award, depending on actual company performance relative to the performance goals. These awards contain both market- and performance-based components. The performance goals are independent of each other and equally weighted, and are based on two metrics: (i) EPS growth level and average return on equity; and (ii) total shareholder return (TSR) relative to a peer group.

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

	2020	2019
Risk-free interest rate	1.42%	2.47%
Expected life, in years	3	3
Expected volatility	14.9% to 19.7%	16.4% to 20.9%
Dividend yield	3.1%	3.5%

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

A summary of nonvested shares as of and changes during the year ended December 31, 2020, are as follows:

	Performance Unit Awards
	Shares	Weighted-Average Grant-Date Fair Value
Beginning nonvested grants	178,245	$53.00
Granted	62,116	73.13
Vested	(105,512)	47.99
Forfeited	(4,278)	63.57
Remaining nonvested grants	130,571	$66.27

We recognized compensation expense of $2.2 million, $6.5 million, and $6.3 million for the years ended December 31, 2020, 2019, and 2018, respectively, and related income tax (benefit) expense of $(0.6) million, $0.2 million, and $0.3 million for the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020, we had $9.1 million of unrecognized compensation cost related to the nonvested portion of outstanding awards, which is reflected as nonvested stock as a portion of additional paid in capital in our Statements of Common Shareholders' Equity. The cost is expected to be recognized over a weighted-average period of 2 years. The total fair value of shares vested was $5.1 million, $4.2 million, and $4.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

A summary of nonvested shares as of and changes during the year ended December 31, 2020, are as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Beginning nonvested grants	72,858	$51.35
Granted	20,199	44.57
Vested	(15,090)	44.77
Forfeited	—	—
Remaining nonvested grants	77,967	$50.86

Director's Deferred Compensation

Nonemployee directors may elect to defer up to 100 percent of any qualified compensation that would be otherwise payable to him or her, subject to compliance with our 2005 Deferred Compensation Plan for Nonemployee Directors and Section 409A of the Internal Revenue Code. The deferred compensation may be invested in NorthWestern stock or in designated investment funds. Compensation deferred in a particular month is recorded as a deferred stock unit (DSU) on the first of the following month based on the closing price of NorthWestern stock or the designated investment fund. The DSUs are marked-to-market on a quarterly basis with an adjustment to director’s compensation expense. Based on the election of the nonemployee director, following separation from service on the Board, other than on account of death, he or she shall be paid a distribution either in a lump sum or in approximately equal installments over a designated number of years (not to exceed 10 years).

Following is a summary of the components of DSUs issued and compensation expense attributable to the DSUs (in millions, except DSU amounts):

	December 31,
	2020	2019	2018
DSUs Issued	21,434	19,027	29,870

Compensation expense	$1.5	$1.3	$1.8
Change in value of shares	(2.9)	2.4	0.1
Total compensation (benefit) expense	$(1.4)	$3.7	$1.9

DSUs withdrawn	613	3,708	136,640
Value of DSUs withdrawn	$0.1	$0.3	$8.2

(16) Common Stock

We have 250,000,000 shares authorized consisting of 200,000,000 shares of common stock with a $0.01 par value and 50,000,000 shares of preferred stock with a $0.01 par value. Of these shares, 2,865,957 shares of common stock are reserved for the incentive plan awards. For further detail of grants under this plan see Note 15 - Stock-Based Compensation.

Repurchase of Common Stock

Shares tendered by employees to us to satisfy the employees' tax withholding obligations in connection with the vesting of restricted stock awards totaled 35,378 and 25,329 during the years ended December 31, 2020 and 2019, respectively, and are reflected in treasury stock. These shares were credited to treasury stock based on their fair market value on the vesting date.

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

	December 31,
	2020	2019	2018
Basic computation	50,559,208	50,428,560	49,984,562
Dilutive effect of
Performance and restricted share awards (1)	145,181	323,298	252,909
Diluted computation	50,704,389	50,751,858	50,237,471
 _____________________

(1)           Performance share awards are included in diluted weighted average number of shares outstanding based upon what would be issued if the end of the most recent reporting period was the end of the term of the award.

As of December 31, 2020, there were 53,716 shares from performance and restricted share awards which were antidilutive and excluded from the earnings per share calculations.

(18) Commitments and Contingencies

Qualifying Facilities Liability

Our QF liability primarily consists of unrecoverable costs associated with three contracts covered under the PURPA. These contracts require us to purchase minimum amounts of energy at prices ranging from $63 to $136 per MWH through 2029. As of December 31, 2020, our estimated gross contractual obligation related to these contracts was approximately $552.0 million through 2029. A portion of the costs incurred to purchase this energy is recoverable through rates, totaling approximately $448.5 million through 2029. As contractual obligations are settled, the related purchases and sales are recorded within Cost of sales and Electric revenues in our Consolidated Statements of Income. The present value of the remaining liability is recorded in Other noncurrent liabilities in our Consolidated Balance Sheets. The following summarizes the change in the liability (in thousands):

	December 31,
	2020	2019
Beginning QF liability	$92,937	$102,260
Unrecovered amount (1)	(18,665)	(17,257)
Interest expense	7,107	7,934
Ending QF liability	$81,379	$92,937
___________________
(1)   The change in the unrecovered amount includes (i) a lower periodic adjustment of $1.1 million due to actual price escalation, which was less than previously modeled, and (ii) higher costs of approximately $2.2 million, due to a $0.9 million reduction in costs for the adjustment to actual output and pricing for the current contract year as compared with a $3.1 million reduction in costs in the prior period.

The following summarizes the estimated gross contractual obligation less amounts recoverable through rates (in thousands):

	Gross Obligation	Recoverable Amounts	Net
2021	$77,722	$60,136	$17,586
2022	79,572	60,639	18,933
2023	81,646	61,280	20,366
2024	79,384	60,706	18,678
2025	65,041	52,950	12,091
Thereafter	168,592	152,837	15,755
Total	$551,957	$448,548	$103,409

Long Term Supply and Capacity Purchase Obligations

We have entered into various commitments, largely purchased power, electric transmission, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 24 years. Costs incurred under these contracts are included in Cost of sales in the Consolidated Statements of Income and were approximately $206.6 million, $222.5 million and $209.3 million for the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020, our commitments under these contracts were $211.5 million in 2021, $190.9 million in 2022, $195.1 million in 2023, $173.2 million in 2024, $170.1 million in 2025, and $1.3 billion thereafter. These commitments are not reflected in our Consolidated Financial Statements.

Hydroelectric License Commitments

With the 2014 purchase of hydroelectric generating facilities and associated assets located in Montana, we assumed two Memoranda of Understanding (MOUs) existing with state, federal and private entities. The MOUs are periodically updated and renewed and require us to implement plans to mitigate the impact of the projects on fish, wildlife and their habitats, and to increase recreational opportunities. The MOUs were created to maximize collaboration between the parties and enhance the possibility to receive matching funds from relevant federal agencies. Under these MOUs, we have a remaining commitment to spend approximately $28.4 million between 2021 and 2040. These commitments are not reflected in our Consolidated Financial Statements.

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

Our environmental exposure includes a number of components, including remediation expenses related to the cleanup of current or former properties, and costs to comply with changing environmental regulations related to our operations. At present, our environmental reserve, which relates primarily to the remediation of former manufactured gas plant sites owned by us, is estimated to range between $26.6 million to $32.2 million. As of December 31, 2020, we had a reserve of approximately $28.9 million, which has not been discounted. Environmental costs are recorded when it is probable we are liable for the remediation and we can reasonably estimate the liability. We use a combination of site investigations and monitoring to formulate an estimate of environmental remediation costs for specific sites. Our monitoring procedures and development of actual remediation plans depend not only on site specific information but also on coordination with the different environmental regulatory agencies in our respective jurisdictions; therefore, while remediation exposure exists, it may be many years before costs are incurred.

The following summarizes the change in our environmental liability (in thousands):

	December 31,
	2020	2019	2018
Liability at January 1,	$30,276	$29,741	$30,326
Deductions	(2,977)	(2,232)	(2,333)
Charged to costs and expense	1,596	2,767	1,748
Liability at December 31,	$28,895	$30,276	$29,741

Over time, as costs become determinable, we may seek authorization to recover such costs in rates or seek insurance reimbursement as available and applicable; therefore, although we cannot guarantee regulatory recovery, we do not expect these costs to have a material effect on our consolidated financial position or results of operations.

Manufactured Gas Plants - Approximately $22.7 million of our environmental reserve accrual is related to the following manufactured gas plants.

South Dakota - A formerly operated manufactured gas plant located in Aberdeen, South Dakota, has been identified on the Federal Comprehensive Environmental Response, Compensation, and Liability Information System list as contaminated with coal tar residue. We are currently conducting feasibility studies, implementing remedial actions pursuant to work plans approved by the South Dakota Department of Environment and Natural Resources, and conducting ongoing monitoring and operation and maintenance activities. As of December 31, 2020, the reserve for remediation costs at this site was approximately $8.2 million, and we estimate that approximately $3.1 million of this amount will be incurred during the next five years.

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

Montana - We own or have responsibility for sites in Butte, Missoula, and Helena, Montana on which former manufactured gas plants were located. The Butte and Helena sites, both listed as high priority sites on Montana's state superfund list, were placed into the MDEQ voluntary remediation program for cleanup due to soil and groundwater impacts. Soil and coal tar were removed at the sites in accordance with the MDEQ requirements. Groundwater monitoring is conducted semiannually at both sites. At this time, we cannot estimate with a reasonable degree of certainty the nature and timing of additional remedial actions and/or investigations, if any, at the Butte site.

In August 2016, the MDEQ sent us a Notice of Potential Liability and Request for Remedial Action regarding the Helena site. In October 2019, we submitted a third revised Remedial Investigation Work Plan (RIWP) for the Helena site addressing MDEQ comments. The MDEQ approved the RIWP in March 2020 and soil, groundwater, and vapor intrusion work was conducted in 2020. We expect work at the Helena site will continue in 2021.

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

While numerous bills have been introduced that address climate change from different perspectives, Congress has not passed any federal climate change legislation and we cannot predict the timing or form of any potential legislation. In 2019, the EPA finalized the Affordable Clean Energy Rule (ACE), which repealed the 2015 Clean Power Plan (CPP) in regulating GHG emissions from coal-fired plants. The U.S. Court of Appeals for the District of Columbia Circuit issued an opinion on January 19, 2021, vacating the ACE and remanding it to EPA for further action. It is widely expected that the Biden Administration will develop an alternative plan for reducing GHG emissions from coal-fired plants.

We cannot predict whether or how GHG emission regulations will be applied to our plants, including any actions taken by relevant state authorities. In addition, it is unclear how litigation relating to GHG matters will impact us. As GHG regulations are implemented, it could result in additional compliance costs impacting our future results of operations and financial position if such costs are not recovered through regulated rates. We will continue working with federal and state regulatory authorities, other utilities, and stakeholders to seek relief from any GHG regulations that, in our view, disproportionately impact customers in our region.
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

Jointly Owned Plants - We have joint ownership in generation plants located in South Dakota, North Dakota, Iowa, and Montana that are or may become subject to the various regulations discussed above that have been or may be issued or proposed.

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

The North Dakota Department of Environmental Quality (ND DEQ) is expected to decide on statewide reduction strategy in 2021 which could impact the Coyote generating facility. Once the ND DEQ establishes a State Implementation Plan (SIP) for regional haze compliance, the SIP will be submitted for approval to the North Dakota Governor’s office and finally to EPA for approval. Following EPA’s approval, which is not expected to occur until the second half of 2021 or later, the joint owners of the Coyote generating facility will assess the requirements, if any, and determine whether to move forward with the installation of additional emissions controls. Additional controls, if any, to meet new emission restrictions would have to be in place by the end of 2028 under the current schedule.

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

Because the State’s Complaint included a claim that the State owned the riverbeds in the Great Falls Reach, on October 16, 2017, we and Talen renewed our earlier-filed motions seeking to dismiss the portion of the State’s Complaint concerning the Great Falls Reach in light of the United States Supreme Court’s decision. On August 1, 2018, the Federal District Court granted the motions to dismiss the State’s Complaint as it pertains to approximately 8.2 miles of riverbed from “the head of the Black Eagle Falls to the foot of the Great Falls.” In particular, the dismissal pertained to the Black Eagle Dam, Rainbow Dam and reservoir, Cochrane Dam and reservoir, and Ryan Dam and reservoir. While the dismissal of these four facilities may be subject to appeal, that appeal would not likely occur until after judgment in the case. On February 12, 2019, the Federal District Court granted our motion to join the United States as a defendant to the litigation. As a result, on October 31, 2019, the State filed and served an Amended Complaint including the United States as a defendant and removing claims of ownership for the hydroelectric facilities on the Great Falls Reach, except for the Morony and the Black Eagle Developments. We and Talen filed answers to the Amended Complaint on December 13, 2019, and the United States answered on February 5, 2020. The Federal District Court has scheduled trial for September 27, 2021, on the issue of navigability. By agreement of the parties, if the Federal District Court finds any segments navigable, the court will determine damages in a separate trial. The parties are engaged in discovery and the State has served its expert reports. We, along with the other Defendants, are scheduled to serve our expert reports in February 2021, after depositions of several of Plaintiff’s experts.

We dispute the State’s claims and intend to vigorously defend the lawsuit. At this time, we cannot predict an outcome. If the Federal District Court determines the riverbeds are navigable under the remaining six facilities that were not dismissed and if it calculates damages as the State District Court did in 2008, we estimate the annual rents could be approximately $3.8 million commencing when we acquired the facilities in November 2014. We anticipate that any obligation to pay the State rent for use and occupancy of the riverbeds would be recoverable in rates from customers, although there can be no assurances that the MPSC would approve any such recovery.

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

Disaggregation of Revenue

The following tables disaggregate our revenue by major source and customer class (in millions):

	Twelve Months Ended
	December 31, 2020			December 31, 2019
	Electric	Natural Gas	Total	Electric	Natural Gas	Total

Montana	$320.8	$103.5	$424.3	$308.8	$109.4	$418.2
South Dakota	66.6	21.5	88.1	62.5	25.8	88.3
Nebraska	—	16.9	16.9	—	20.2	20.2
Residential	387.4	141.9	529.3	371.3	155.4	526.7
Montana	338.3	51.3	389.6	348.1	55.7	403.8
South Dakota	101.1	14.3	115.4	97.1	19.3	116.4
Nebraska	—	8.1	8.1	—	10.5	10.5
Commercial	439.4	73.7	513.1	445.2	85.5	530.7
Industrial	36.8	0.9	37.7	43.6	1.0	44.6
Lighting, Governmental, Irrigation, and Interdepartmental	31.8	0.9	32.7	30.6	1.0	31.6
Total Customer Revenues	895.4	217.4	1,112.8	890.7	242.9	1,133.6
Other Tariff and Contract Based Revenues	58.5	35.5	94.0	61.7	35.8	97.5
Total Revenue from Contracts with Customers	953.9	252.9	1,206.8	952.4	278.7	1,231.1

Regulatory amortization	(13.1)	5.0	(8.1)	28.8	(2.0)	26.8
Total Revenues	$940.8	$257.9	$1,198.7	$981.2	$276.7	$1,257.9

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

Financial data for the business segments for the twelve months ended are as follows (in thousands):

December 31, 2020	Electric	Gas	Other	Eliminations	Total
Operating revenues	$940,815	$257,855	$—	$—	$1,198,670
Cost of sales	236,581	69,609	—	—	306,190
Gross margin	704,234	188,246	—	—	892,480
Operating, general and administrative	218,822	80,082	(1,789)	—	297,115
Property and other taxes	140,621	38,887	9	—	179,517
Depreciation and depletion	147,968	31,676	—	—	179,644
Operating income	196,823	37,601	1,780	—	236,204
Interest expense, net	(85,487)	(6,341)	(4,984)	—	(96,812)
Other income (expense), net	4,867	2,704	(2,718)	—	4,853
Income tax benefit (expense)	11,282	(2,426)	2,114	—	10,970
Net income (loss)	$127,485	$31,538	$(3,808)	$—	$155,215
Total assets	$4,638,274	$1,739,555	$11,620	$—	$6,389,449
Capital expenditures	$324,369	$81,393	$—	$—	$405,762

December 31, 2019	Electric	Gas	Other	Eliminations	Total
Operating revenues	$981,178	$276,732	$—	$—	$1,257,910
Cost of sales	239,589	78,431	—	—	318,020
Gross margin	741,589	198,301	—	—	939,890
Operating, general and administrative	232,424	82,732	3,073	—	318,229
Property and other taxes	134,686	37,192	10	—	171,888
Depreciation and depletion	143,262	29,661	—	—	172,923
Operating income (loss)	231,217	48,716	(3,083)	—	276,850
Interest expense, net	(78,809)	(6,218)	(10,041)	—	(95,068)
Other (expense) income, net	(1,365)	(814)	2,592	—	413
Income tax (expense) benefit	(6,079)	493	25,511	—	19,925
Net income	$144,964	$42,177	$14,979	$—	$202,120
Total assets	$4,808,011	$1,270,811	$4,664	$—	$6,083,486
Capital expenditures	$241,190	$74,826	$—	$—	$316,016

December 31, 2018	Electric	Gas	Other	Eliminations	Total
Operating revenues	$921,093	$270,916	$—	$—	$1,192,009
Cost of sales	194,608	78,275	—	—	272,883
Gross margin	726,485	192,641	—	—	919,126
Operating, general and administrative	223,598	82,864	657	—	307,119
Property and other taxes	134,681	36,569	9	—	171,259
Depreciation and depletion	144,636	29,822	18	—	174,476
Operating income (loss)	223,570	43,386	(684)	—	266,272
Interest expense, net	(79,033)	(5,858)	(7,097)	—	(91,988)
Other income, net	2,794	962	210	—	3,966
Income tax benefit (expense)	21,686	9,268	(12,244)	—	18,710
Net income (loss)	$169,017	$47,758	$(19,815)	$—	$196,960
Total assets	$4,626,530	$1,174,737	$4,732	$—	$5,805,999
Capital expenditures	$221,968	$61,998	$—	$—	$283,966

(21) Fourth Quarter Financial Data (Unaudited)

Our fourth quarter financial information has not been audited, but, in management's opinion, includes all adjustments necessary for a fair presentation. Amounts presented are in thousands, except per share data:

	Three Months Ended December 31,
	2020	2019
Operating revenues	$313,445	$328,135
Operating income	66,496	84,651
Net income	$53,551	$59,982
Average common shares outstanding	50,583	50,448
Income per average common share:
Basic	$1.06	$1.19
Diluted	$1.06	$1.18