Form 10-Q
period 2021-03-31
NORTHWESTERN CORP
filed 2021-04-22
CIK 73088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

N/A
(Former name, former address and former fiscal year, if changed since last report)

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

Common Stock, Par Value $0.01, 50,675,207 shares outstanding at April 16, 2021

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

PART 1. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenues
Electric	$270,071	$244,625
Gas	130,732	90,630
Total Revenues	400,803	335,255
Operating Expenses
Cost of sales	144,513	91,272
Operating, general and administrative	80,852	79,005
Property and other taxes	47,478	44,499
Depreciation and depletion	46,975	45,265
Total Operating Expenses	319,818	260,041
Operating Income	80,985	75,214
Interest Expense, net	(23,510)	(24,334)
Other Income (Expense), net	5,574	(1,982)
Income Before Income Taxes	63,049	48,898
Income Tax Benefit	22	1,806
Net Income	$63,071	$50,704

Average Common Shares Outstanding	50,631	50,507
Basic Earnings per Average Common Share	$1.25	$1.00
Diluted Earnings per Average Common Share	$1.24	$1.00
Dividends Declared per Common Share	$0.62	$0.60
See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2020
Net Income	$63,071	$50,704
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(76)	101
Postretirement medical liability adjustment	(158)	—
Reclassification of net losses on derivative instruments	113	113
Total Other Comprehensive (Loss) Income	(121)	214
Comprehensive Income	$62,950	$50,918

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	March 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$8,925	$5,811
Restricted cash	12,965	11,285
Accounts receivable, net	162,999	168,229
Inventories	56,827	61,010
Regulatory assets	99,168	44,973
Prepaid expenses and other	17,827	17,372
Total current assets	358,711	308,680
Property, plant, and equipment, net	4,993,255	4,952,935
Goodwill	357,586	357,586
Regulatory assets	718,143	701,444
Other noncurrent assets	75,118	68,804
Total Assets	$6,502,813	$6,389,449
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of finance leases	$2,718	$2,668
Short term borrowings	—	100,000
Accounts payable	80,225	100,388
Accrued expenses	270,879	207,514
Regulatory liabilities	32,625	55,853
Total current liabilities	386,447	466,423
Long-term finance leases	14,079	14,771
Long-term debt	2,464,121	2,315,261
Deferred income taxes	480,879	471,777
Noncurrent regulatory liabilities	626,239	631,419
Other noncurrent liabilities	417,213	410,703
Total Liabilities	4,388,978	4,310,354
Commitments and Contingencies (Note 10)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 54,238,266 and 50,675,207 shares, respectively; Preferred stock, par value 0.01; authorized 50,000,000 shares; none issued	542	541
Treasury stock at cost	(98,730)	(98,075)
Paid-in capital	1,517,355	1,513,787
Retained earnings	702,058	670,111
Accumulated other comprehensive loss	(7,390)	(7,269)
Total Shareholders' Equity	2,113,835	2,079,095
Total Liabilities and Shareholders' Equity	$6,502,813	$6,389,449

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES:
Net income	$63,071	$50,704
Items not affecting cash:
Depreciation and depletion	46,975	45,265
Amortization of debt issuance costs, discount and deferred hedge gain	1,303	1,167
Stock-based compensation costs	3,223	3,042
Equity portion of allowance for funds used during construction	(1,985)	(895)
(Gain) loss on disposition of assets	(57)	7
Deferred income taxes	(2,706)	170
Changes in current assets and liabilities:
Accounts receivable	5,230	11,494
Inventories	4,183	689
Other current assets	(455)	2,470
Accounts payable	(16,591)	(6,379)
Accrued expenses	63,169	35,810
Regulatory assets	(54,195)	9,845
Regulatory liabilities	(23,228)	8,259
Other noncurrent assets	(1,682)	1,470
Other noncurrent liabilities	(20,656)	(4,956)
Cash Provided by Operating Activities	65,599	158,162
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(77,854)	(78,371)
Cash Used in Investing Activities	(77,854)	(78,371)
FINANCING ACTIVITIES:
Treasury stock activity	(300)	(2,492)
Dividends on common stock	(31,124)	(30,085)
Issuance of long-term debt, net	99,915	—
Line of credit borrowings, net	49,000	6,000
Repayments of short-term borrowings	(100,000)	—
Financing costs	(442)	(141)
Cash Provided by (Used in) Financing Activities	17,049	(26,718)
Increase in Cash, Cash Equivalents, and Restricted Cash	4,794	53,073
Cash, Cash Equivalents, and Restricted Cash, beginning of period	17,096	12,070
Cash, Cash Equivalents, and Restricted Cash, end of period	$21,890	$65,143
Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$—	$55
Interest	13,765	14,554
Significant non-cash transactions:
Capital expenditures included in accounts payable	18,089	10,008

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	Number of Common Shares	Number of Treasury Shares	Common Stock	Treasury Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 31, 2019	53,999	3,547	$541	$(96,015)	$1,508,970	$635,246	$(9,648)	$2,039,094

Net income	—	—	—	—	—	50,704	—	50,704
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	101	101
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	113	113
Stock-based compensation	146	35	—	(2,741)	3,031	—	—	290
Issuance of shares	—	(4)	—	112	147	—	—	259
Dividends on common stock ($0.600 per share)	—	—	—	—	—	(30,085)	—	(30,085)
Balance at March 31, 2020	54,145	3,578	$541	$(98,644)	$1,512,148	$655,865	$(9,434)	$2,060,476

Balance at December 31, 2020	54,145	3,558	$541	$(98,075)	$1,513,787	$670,111	$(7,269)	$2,079,095

Net income	—	—	—	—	—	63,071	—	63,071
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(76)	(76)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	113	113
Postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	(158)	(158)
Stock-based compensation	93	17	1	(970)	3,211	—	—	2,242
Issuance of shares	—	(12)	—	315	367	—	—	682
Equity registration fees	—	—	—	—	(10)	—	—	(10)
Dividends on common stock ($0.620 per share)	—	—	—	—	—	(31,124)	—	(31,124)
Balance at March 31, 2021	54,238	3,563	$542	$(98,730)	$1,517,355	$702,058	$(7,390)	$2,113,835

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Reference is made to Notes to Financial Statements included in NorthWestern Corporation’s Annual Report)
(Unaudited)

(1) Nature of Operations and Basis of Consolidation

NorthWestern Corporation, doing business as NorthWestern Energy, provides electricity and/or natural gas to approximately 743,000 customers in Montana, South Dakota, Nebraska and Yellowstone National Park.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The unaudited Condensed Consolidated Financial Statements (Financial Statements) reflect all adjustments (which unless otherwise noted are normal and recurring in nature) that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows. The actual results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Events occurring subsequent to March 31, 2021 have been evaluated as to their potential impact to the Financial Statements through the date of issuance.

The Financial Statements included herein have been prepared by NorthWestern, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, management believes that the condensed disclosures provided are adequate to make the information presented not misleading. Management recommends that these Financial Statements be read in conjunction with the audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Reclassification

In the fourth quarter of 2020, we changed our classification of excess deferred income taxes in the Consolidated Balance Sheets from a regulatory asset to a regulatory liability, such that the excess deferred income tax regulatory liabilities are reflected on a gross basis, rather than net within our income tax regulatory asset based on our right to offset. The impact to our Consolidated Statements of Cash flows for the three months ended March 31, 2020 is a gross up of non-cash activity within the Other noncurrent assets and Other noncurrent liabilities captions, both within the operating activities section, that offset one another with no impact to cash provided by operating activities. The impact to the total assets reported in the as of March 31, 2020 segment information table within Note 6 - Segment Information was an increase of $170.5 million. This reclassification had no effect on previously reported Net income in our Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income, and Condensed Consolidated Statements of Shareholders' Equity.

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

Certain long-term purchase power and tolling contracts may be considered variable interests. We have various long-term purchase power contracts with other utilities and certain qualifying co-generation facilities and qualifying small power production facilities (QF). We identified one QF contract that may constitute a VIE. We entered into a 40-year power purchase contract in 1984 with this 35 megawatt (MW) coal-fired QF to purchase substantially all of the facility’s capacity and electrical output over a substantial portion of its estimated useful life. We absorb a portion of the facility’s variability through annual changes to the price we pay per megawatt hour (MWH). After making exhaustive efforts, we have been unable to obtain the information from the facility necessary to determine whether the facility is a VIE or whether we are the primary beneficiary of the facility. The contract with the facility contains no provision which legally obligates the facility to release this information. We have accounted for this QF contract as an executory contract. Based on the current contract terms with this QF, as of March 31, 2021 our estimated remaining gross contractual payments aggregate approximately $109.1 million through 2025.

Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31,	December 31,	March 31,	December 31,
	2021	2020	2020	2019
Cash and cash equivalents	$8,925	$5,811	$56,393	$5,145
Restricted cash	12,965	11,285	8,750	6,925
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$21,890	$17,096	$65,143	$12,070

(2) Regulatory Matters

FERC Filing - Montana Transmission Service Rates

In May 2019, we submitted a filing with the Federal Energy Regulatory Commission (FERC) for our Montana transmission assets. In June 2019, the FERC issued an order accepting our filing, granting interim rates (subject to refund) effective July 1, 2019, establishing settlement procedures and terminating our related Tax Cuts and Jobs Act filing. A settlement judge was appointed and after months of settlement negotiations, the parties reached agreement on all issues. In November 2020, we filed the settlement and implemented settlement rates on December 1, 2020. In January 2021, the FERC approved our settlement and during the first quarter of 2021 we refunded approximately $20.5 million to our FERC regulated wholesale customers.

Revenues from FERC regulated wholesale customers associated with our Montana FERC assets are reflected in our Montana Public Service Commission (MPSC) jurisdictional rates as a credit to retail customers. In March 2021, we submitted a compliance filing with the MPSC adjusting the revenue credit in our Montana retail rates to reflect the FERC approved settlement rates and a refund to retail customers of the difference between the FERC interim rates and the FERC approved settlement rates that were collected during the period from July 1, 2019 through March 31, 2021. The MPSC approved, on an interim basis, both the updated revenue credit, effective April 1, 2021, and amount of the refund that will be completed over a one-year period beginning April 1, 2021. As of March 31, 2021, we had cumulative deferred revenue of approximately $12.8 million.

Montana Community Renewable Energy Projects (CREPs)

We were required to acquire, as of December 31, 2020, approximately 65 MW of CREPs. While we have made progress towards meeting this obligation by acquiring approximately 50 MW of CREPs, we have been unable to acquire the remaining MWs required for various reasons, including the fact that proposed projects fail to qualify as CREPs or do not meet the statutory cost cap. The MPSC granted us waivers for 2012 through 2016. The validity of the MPSC’s action as it related to waivers granted for 2015 and 2016 has been challenged legally and we are waiting on a final decision from the Montana Supreme Court. We have also filed waiver requests for 2017, 2018, 2019, and 2020. The Montana Legislature is considering legislation that would repeal the statewide CREP mandate. If the legislation does not pass and the Montana Supreme Court rules that the 2015 and 2016 waivers were invalid or if the requested waivers for 2017 through 2020 are not granted, we are likely to be liable for penalties. If the MPSC imposes a penalty, the amount of the penalty would depend on how the MPSC calculated the energy that a CREP would have produced. However, we do not believe any such penalty would be material.

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

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in thousands):

	Three Months Ended March 31,
	2021		2020
Income Before Income Taxes	$63,049		$48,898

Income tax calculated at federal statutory rate	13,240	21.0%	10,268	21.0%

Permanent or flow-through adjustments:
State income tax, net of federal provisions	55	0.1	22	0.0
Flow-through repairs deductions	(7,853)	(12.5)	(7,438)	(15.2)
Production tax credits	(4,307)	(6.8)	(3,611)	(7.4)
Share-based compensation	(261)	(0.4)	(609)	(1.2)
Amortization of excess deferred income tax	(265)	(0.4)	(356)	(0.7)
Plant and depreciation of flow-through items	(340)	(0.5)	137	0.3
Other, net	(291)	(0.5)	(219)	(0.5)
	(13,262)	(21.0)	(12,074)	(24.7)

Income tax benefit	$(22)	0.0%	$(1,806)	(3.7)%

Uncertain Tax Positions

We recognize tax positions that meet the more-likely-than-not threshold as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. We had unrecognized tax benefits of approximately $33.1 million as of March 31, 2021, including approximately $27.9 million that, if recognized, would impact our effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitation within the next twelve months.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2021, we did not have any amounts accrued for the payment of interest and penalties.

Tax years 2017 and forward remain subject to examination by the Internal Revenue Service (IRS) and state taxing authorities. In addition, the available federal net operating loss carryforward may be reduced by the IRS for losses originating in certain tax years from 2003 forward.

(4) Comprehensive (Loss) Income

The following tables display the components of Other Comprehensive (Loss) Income, after-tax, and the related tax effects (in thousands):

	Three Months Ended
	March 31, 2021			March 31, 2020
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation adjustment	$(76)	$—	$(76)	$101	$—	$101
Reclassification of net income on derivative instruments	153	(40)	113	153	(40)	113
Postretirement medical liability adjustment	(212)	54	(158)	—	—	—
Other comprehensive (loss) income	$(135)	$14	$(121)	$254	$(40)	$214

Balances by classification included within accumulated other comprehensive loss (AOCL) on the Condensed Consolidated Balance Sheets are as follows, net of tax (in thousands):

	March 31, 2021	December 31, 2020
Foreign currency translation	$1,424	$1,500
Derivative instruments designated as cash flow hedges	(10,616)	(10,729)
Postretirement medical plans	1,802	1,960
Accumulated other comprehensive loss	$(7,390)	$(7,269)

The following tables display the changes in AOCL by component, net of tax (in thousands):

		Three Months Ended
		March 31, 2021
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(10,729)	$1,960	$1,500	$(7,269)
Other comprehensive income before reclassifications		—	—	(76)	(76)
Amounts reclassified from AOCL	Interest Expense	113	—	—	113
Amounts reclassified from AOCL		—	(158)	—	(158)
Net current-period other comprehensive income (loss)		113	(158)	(76)	(121)
Ending balance		$(10,616)	$1,802	$1,424	$(7,390)

		Three Months Ended
		March 31, 2020
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(11,181)	$120	$1,413	$(9,648)
Other comprehensive income before reclassifications		—	—	101	101
Amounts reclassified from AOCL	Interest Expense	113	—	—	113
Net current-period other comprehensive income		113	—	101	214
Ending balance		$(11,068)	$120	$1,514	$(9,434)

(5) Financing Activities

In March 2021, we issued and sold $100 million aggregate principal amount of Montana First Mortgage Bonds (the bonds) at a fixed interest rate of 1.00% maturing in March 26, 2024. The net proceeds were used to repay in full our outstanding $100 million term loan that was due April 2, 2021. We may redeem some or all of the bonds at any time in whole, or from time to time in part, at our option, on or after March 26, 2022, at a redemption price equal to 100% of the principal amount of the bonds to be redeemed, plus accrued and unpaid interest on the principal amount of the bonds being redeemed to, but excluding, the redemption date. The bonds are secured by our electric and natural gas assets in Montana and Wyoming.

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

Financial data for the business segments are as follows (in thousands):

Three Months Ended
March 31, 2021	Electric	Gas	Other	Eliminations	Total
Operating revenues	$270,071	$130,732	$—	$—	$400,803
Cost of sales	80,188	64,325	—	—	144,513
Gross margin	189,883	66,407	—	—	256,290
Operating, general and administrative	57,755	21,179	1,918	—	80,852
Property and other taxes	37,027	10,449	2	—	47,478
Depreciation and depletion	38,684	8,291	—	—	46,975
Operating income (loss)	56,417	26,488	(1,920)	—	80,985
Interest expense, net	(20,729)	(1,488)	(1,293)	—	(23,510)
Other income, net	2,829	983	1,762	—	5,574
Income tax benefit (expense)	115	(2,022)	1,929	—	22
Net income	$38,632	$23,961	$478	$—	$63,071
Total assets	$4,735,853	$1,755,465	$11,495	$—	$6,502,813
Capital expenditures	$68,940	$8,914	$—	$—	$77,854

Three Months Ended
March 31, 2020	Electric	Gas	Other	Eliminations	Total
Operating revenues	$244,625	$90,630	$—	$—	$335,255
Cost of sales	63,834	27,438	—	—	91,272
Gross margin	180,791	63,192	—	—	243,983
Operating, general and administrative	58,888	22,301	(2,184)	—	79,005
Property and other taxes	34,736	9,761	2	—	44,499
Depreciation and depletion	37,176	8,089	—	—	45,265
Operating income	49,991	23,041	2,182	—	75,214
Interest expense, net	(20,816)	(1,604)	(1,914)	—	(24,334)
Other income (expense), net	613	95	(2,690)	—	(1,982)
Income tax benefit (expense)	656	(737)	1,887	—	1,806
Net income (loss)	$30,444	$20,795	$(535)	$—	$50,704
Total assets	$4,482,316	$1,650,531	$4,619	$—	$6,137,466
Capital expenditures	$63,348	$15,023	$—	$—	$78,371

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

Disaggregation of Revenue

The following tables disaggregate our revenue by major source and customer class (in millions):

	Three Months Ended
	March 31, 2021			March 31, 2020
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Montana	$96.0	$47.0	$143.0	$88.6	$38.3	$126.9
South Dakota	17.8	10.1	27.9	18.9	10.3	29.2
Nebraska		8.2	8.2	—	7.7	7.7
Residential	113.8	65.3	179.1	107.5	56.3	163.8
Montana	86.8	23.8	110.6	86.0	19.2	105.2
South Dakota	24.1	6.5	30.6	26.5	7.3	33.8
Nebraska		4.4	4.4	—	4.0	4.0
Commercial	110.9	34.7	145.6	112.5	30.5	143.0
Industrial	9.7	0.5	10.2	8.8	0.3	9.1
Lighting, Governmental, Irrigation, and Interdepartmental	4.6	0.5	5.1	5.3	0.3	5.6
Total Customer Revenues	239.0	101.0	340.0	234.1	87.4	321.5
Other Tariff and Contract Based Revenues	16.9	9.7	26.6	14.9	9.6	24.5
Total Revenue from Contracts with Customers	255.9	110.7	366.6	249.0	97.0	346.0
Regulatory amortization and other	14.2	20.0	34.2	(4.4)	(6.4)	(10.8)
Total Revenues	$270.1	$130.7	$400.8	$244.6	$90.6	$335.2

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

	Three Months Ended
	March 31, 2021	March 31, 2020
Basic computation	50,631,448	50,506,794
Dilutive effect of:
Performance share awards(1)	105,352	198,486
Diluted computation	50,736,800	50,705,280

_______________________
(1)          Performance share awards are included in diluted weighted average number of shares outstanding based upon what would be issued if the end of the most recent reporting period was the end of the term of the award.
As of March 31, 2021, there were 30,007 shares from performance and restricted share awards which were antidilutive and excluded from the earnings per share calculations.

(9) Employee Benefit Plans

We sponsor and/or contribute to pension and postretirement health care and life insurance benefit plans for eligible employees. Net periodic benefit cost (credit) for our pension and other postretirement plans consists of the following (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020
Components of Net Periodic Benefit Cost (Credit)
Service cost	$3,263	$2,846	$99	$92
Interest cost	4,596	5,726	75	109
Expected return on plan assets	(6,843)	(6,545)	(230)	(247)
Amortization of prior service credit	—	—	(459)	(471)
Recognized actuarial loss (gain)	1,228	1,280	(11)	(18)
Net periodic benefit cost (credit)	$2,244	$3,307	$(526)	$(535)

We contributed $1.4 million to our pension plans during the three months ended March 31, 2021. We expect to contribute an additional $9.8 million to our pension plans during 2021.

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

Our environmental exposure includes a number of components, including remediation expenses related to the cleanup of current or former properties, and costs to comply with changing environmental regulations related to our operations. At present, our environmental reserve, which relates primarily to the remediation of former manufactured gas plant sites owned by us, is estimated to range between $26.2 million to $31.8 million. As of March 31, 2021, we had a reserve of approximately $28.5 million, which has not been discounted. Environmental costs are recorded when it is probable we are liable for the remediation and we can reasonably estimate the liability. We use a combination of site investigations and monitoring to formulate an estimate of environmental remediation costs for specific sites. Our monitoring procedures and development of actual remediation plans depend not only on site specific information but also on coordination with the different environmental regulatory agencies in our respective jurisdictions; therefore, while remediation exposure exists, it may be many years before costs are incurred.

The following summarizes the change in our environmental liability (in thousands):

	March 31,
	2021	2020
Liability at January 1,	$28,895	$30,276
Deductions	(424)	(332)
Charged to costs and expense	—	—
Liability at March 31,	$28,471	$29,944

Over time, as costs become determinable, we may seek authorization to recover such costs in rates or seek insurance reimbursement as available and applicable; therefore, although we cannot guarantee regulatory recovery, we do not expect these costs to have a material effect on our consolidated financial position or results of operations.

Manufactured Gas Plants - Approximately $22.3 million of our environmental reserve accrual is related to the following manufactured gas plants.

South Dakota - A formerly operated manufactured gas plant located in Aberdeen, South Dakota, has been identified on the Federal Comprehensive Environmental Response, Compensation, and Liability Information System list as contaminated with coal tar residue. We are currently conducting feasibility studies, implementing remedial actions pursuant to work plans approved by the South Dakota Department of Environment and Natural Resources, and conducting ongoing monitoring and operation and maintenance activities. As of March 31, 2021, the reserve for remediation costs at this site was approximately $8.1 million, and we estimate that approximately $3.0 million of this amount will be incurred during the next five years.

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

In August 2016, the MDEQ sent us a Notice of Potential Liability and Request for Remedial Action regarding the Helena site. In October 2019, we submitted a third revised Remedial Investigation Work Plan (RIWP) for the Helena site addressing MDEQ comments. The MDEQ approved the RIWP in March 2020 and we expect work at the Helena site to continue through 2021.

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

While numerous bills have been introduced that address climate change from different perspectives, Congress has not passed any federal climate change legislation regarding GHG emissions from coal fired plants, and we cannot predict the timing or form of any potential legislation. In 2019, the EPA finalized the Affordable Clean Energy Rule (ACE), which repealed the 2015 Clean Power Plan (CPP) in regulating GHG emissions from coal-fired plants. The U.S. Court of Appeals for the District of Columbia Circuit issued an opinion on January 19, 2021, vacating the ACE and remanding it to EPA for further action. It is widely expected that the Biden Administration will develop an alternative plan for reducing GHG emissions from coal-fired plants, and in a memorandum dated February 12, 2021, EPA stated its belief that the January 19, 2021 opinion left neither the ACE nor the CPP rules in place.

We cannot predict whether or how GHG emission regulations will be applied to our plants, including any actions taken by the relevant state authorities. In addition, it is unclear how pending or future litigation relating to GHG matters will impact us. As GHG regulations are implemented, it could result in additional compliance costs impacting our future results of operations and financial position if such costs are not recovered through regulated rates. We will continue working with federal and state regulatory authorities, other utilities, and stakeholders to seek relief from any GHG regulations that, in our view, disproportionately impact customers in our region.
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

Because the State’s Complaint included a claim that the State owned the riverbeds in the Great Falls Reach, on October 16, 2017, we and Talen renewed our earlier-filed motions seeking to dismiss the portion of the State’s Complaint concerning the Great Falls Reach in light of the United States Supreme Court’s decision. On August 1, 2018, the Federal District Court granted the motions to dismiss the State’s Complaint as it pertains to approximately 8.2 miles of riverbed from “the head of the Black Eagle Falls to the foot of the Great Falls.” In particular, the dismissal pertained to the Black Eagle Dam, Rainbow Dam and reservoir, Cochrane Dam and reservoir, and Ryan Dam and reservoir. While the dismissal of these four facilities may be subject to appeal, that appeal would not likely occur until after judgment in the case. On February 12, 2019, the Federal District Court granted our motion to join the United States as a defendant to the litigation. As a result, on October 31, 2019, the State filed and served an Amended Complaint including the United States as a defendant and removing claims of ownership for the hydroelectric facilities on the Great Falls Reach, except for the Morony and the Black Eagle Developments. We and Talen filed answers to the Amended Complaint on December 13, 2019, and the United States answered on February 5, 2020. The Federal District Court held a scheduling conference on June 18, 2020 at which it approved a plan for discovery, and set deadlines in the case, including a trial date of September 27, 2021 on the issue of navigability. Damages were bifurcated by agreement and will be tried separately, should the Federal District Court find any segments navigable. The parties are engaged in discovery and the State has served its expert reports. We, along with the other Defendants, served our expert reports and the State has filed rebuttal expert reports. Expert discovery is ongoing and is due to conclude in May 2021.

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

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as another financial measure, Gross Margin, that is considered a “non-GAAP financial measure.” Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. We define Gross Margin as Operating Revenues less Cost of Sales as presented in our Condensed Consolidated Statements of Income. The following discussion includes a reconciliation of Gross Margin to Operating Revenues, the most directly comparable GAAP measure.

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

OVERVIEW
NorthWestern Corporation, doing business as NorthWestern Energy, provides electricity and/or natural gas to approximately 743,000 customers in Montana, South Dakota, Nebraska and Yellowstone National Park. For a discussion of NorthWestern’s business strategy, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

As you read this discussion and analysis, refer to our Condensed Consolidated Statements of Income, which present the results of our operations for the three months ended March 31, 2021 and 2020.

HOW WE PERFORMED AGAINST OUR FIRST QUARTER 2020 RESULTS

	Three Months Ended March 31, 2021 vs. 2020
	Income Before Income Taxes	Income Tax (Expense) Benefit	Net Income
		(in millions)
First Quarter 2020	$48.9	$1.8	$50.7
Items increasing (decreasing) net income:
Higher electric retail volumes	4.1	(1.0)	3.1
Lower operating, general, and administrative expenses impacting net income	3.6	(0.9)	2.7
Higher Montana natural gas volumes	2.8	(0.7)	2.1
Higher Montana electric transmission revenue	2.1	(0.5)	1.6
Lower Montana electric supply cost recovery	(1.4)	0.4	(1.0)
Higher depreciation and depletion	(1.7)	0.4	(1.3)
Other	4.7	0.5	5.2
First Quarter 2021	$63.1	$—	$63.1
Change in Net Income			$12.4

Consolidated net income for the three months ended March 31, 2021 was $63.1 million as compared with $50.7 million for the same period in 2020. This increase was primarily due to improved gross margin from colder winter weather and lower operating costs, partly offset by higher Montana electric supply costs and depreciation expense, and lower income tax benefit.

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

We continue to work with customers who have been unable to pay during the COVID-19 pandemic, including offering extended payment arrangements. In each of our jurisdictions, we have experienced a significant improvement in our past due customer account balances that peaked during the third quarter of 2020. We are subject to certain annual winter disconnection procedures, which were in effect from November 1, 2020 through March 31, 2021.

The future impacts of the COVID-19 pandemic remain uncertain. Further extension of the slowdown of the United States’ economic growth, demand for commodities and/or material changes in governmental policy may continue to result in lower economic growth with lower demand for electricity and natural gas, as well as reduced ability of various customers, contractors, suppliers and other business partners to fulfill their obligations. These impacts could have a material adverse effect on our results of operations, financial condition and prospects.

Electric Resource Planning - Montana

We are currently 630 MW short of our peak needs and we cover the shortfall through market purchases. Absent resource additions, we forecast that our portfolio will be 725 MW short by 2025, considering expiring contracts and a modest increase in customer demand. We issued an all-source competitive solicitation request in January 2020 for up to 280 MWs of peaking and flexible capacity to be available for commercial operation in late 2023 or early 2024 (the January 2020 request for proposal (RFP)). Further, we expect additional all-source competitive solicitation requests will be forthcoming, beginning in late 2021 or 2022.

Initial bids for the January 2020 RFP were received in July 2020. Bid submissions were evaluated by an independent party with the following portfolio of projects selected:

•Laurel Generating Station - the construction of a 175 MW natural gas-fired generation plant near Laurel, Montana, at a cost of approximately $250 million, which we will own; and
•Powerex Transaction - a 5-year power purchase agreement for 100 MWs of capacity and energy products originating predominately from hydroelectric resources.

We also anticipate finalizing an agreement for an energy storage contract shortly to fill the 5-hour duration tier identified in the January 2020 RFP. We expect to request MPSC approval of the Laurel Generating Station, and possibly an energy storage contract, in May 2021.

February Cold Weather Event

The February 2021 prolonged cold spell resulted in record winter peak demand for electricity and natural gas. The broad reach of this event across the United States and other market factors resulted in an extreme price excursion for purchased power and natural gas. In our South Dakota and Nebraska service territories, natural gas costs for the month of February 2021 exceeded the total cost for all of 2020. Fuel and purchased power costs in these jurisdictions are recovered through fuel adjustment clauses. We’ve incorporated the liquidity impacts into our overall 2021 financing plans.

The Nebraska Public Service Commission (NPSC) opened a docket on March 2, 2021 to investigate the effect of this cold weather event on natural gas supply. In this docket, we proposed recovery of our costs for February 13, 2021 to February 18, 2021 over a two-year period. We expect the NPSC to issue a decision during the second quarter of 2021. We recorded a regulatory asset of approximately $26 million for these costs. The NPSC extended the winter disconnect rules until May 31, 2021 as a result of this cold weather event.

The South Dakota Public Utilities Commission (SDPUC) issued an order allowing recovery of natural gas costs for the same time period over a one-year period, effective March 1, 2021. We recorded a regulatory asset of approximately $17.8 million for these costs.

Regulatory Update

We do not expect to make general rate case filings in any of our regulatory jurisdictions during 2021. On April 15, 2021, we filed a request to delay the implementation of our fixed cost recovery mechanism pilot in our Montana jurisdiction for another year until July 2022 or beyond, due to the continued uncertainties created by the COVID-19 pandemic. We anticipate making several other regulatory filings, primarily in our Montana jurisdiction, including:

•An April 21, 2021 filing requesting approval to increase the forecasted costs used to develop rates for the recovery of electric power costs through our Power Costs and Credits Adjustment Mechanism (PCCAM) by approximately $17 million; and
•A May 2021 filing requesting approval to acquire electric capacity resources identified through our January 2020 RFP discussed above.

Financing Activity

In March 2021, we issued and sold $100 million aggregate principal amount of Montana First Mortgage Bonds at a fixed interest rate of 1.00% maturing on March 26, 2024. The net proceeds were used to repay in full our outstanding $100 million one-year term loan that was due April 2, 2021.

We anticipate financing our ongoing maintenance and capital programs with a combination of cash flows from operations, first mortgage bonds and equity issuances. We anticipate initiating a $200 million At-the-Market (ATM) offering during the second quarter of 2021 and begin issuing equity under that program. Capital investment in response to our Montana electric supply resource planning would be incremental to these amounts. Financing plans are subject to change, depending on capital expenditures, regulatory outcomes, internal cash generation, market conditions and other factors. Any equity issuances will be sized to maintain and protect our current credit ratings.

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

OVERALL CONSOLIDATED RESULTS

Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020

Consolidated net income for the three months ended March 31, 2021 was $63.1 million as compared with $50.7 million for the same period in 2020. This increase was primarily due to improved gross margin from colder winter weather and lower operating costs, partly offset by higher Montana electric supply costs and depreciation expense, and lower income tax benefit.
Consolidated operating revenues for the three months ended March 31, 2021 were $400.8 million as compared with $335.2 million for the same period in 2020. Consolidated gross margin for the three months ended March 31, 2021 was $256.3 million as compared with $244.0 million for the same period in 2020, an increase of $12.3 million.

	Electric		Natural Gas		Total
	2021	2020	2021	2020	2021	2020
	(dollars in millions)
Reconciliation of operating revenue to gross margin:
Operating Revenues	$270.1	$244.6	$130.7	$90.6	$400.8	$335.2
Cost of Sales	80.2	63.8	64.3	27.4	144.5	91.2
Gross Margin(1)	$189.9	$180.8	$66.4	$63.2	$256.3	$244.0
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

	Three Months Ended March 31,
	2021	2020	Change	% Change
	(dollars in millions)
Gross Margin
Electric	$189.9	$180.8	$9.1	5.0%
Natural Gas	66.4	63.2	3.2	5.1
Total Gross Margin(1)	$256.3	$244.0	$12.3	5.0%
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Primary components of the change in gross margin include the following (in millions):

Gross Margin 2021 vs. 2020
Gross Margin Items Impacting Net Income
Electric retail volumes	$4.1
Natural gas retail volumes	2.8
Electric transmission	2.1
Montana natural gas production rates	(0.5)
Montana electric supply cost recovery	(1.4)
Other	2.9
Change in Gross Margin Impacting Net Income	10.0
Gross Margin Items Offset Within Net Income
Property taxes recovered in revenue, offset in property tax expense	2.0
Production tax credits reducing revenue, offset in income tax benefit	1.1
Operating expenses recovered in revenue, offset in operating expense	(0.8)
Change in Gross Margin Items Offset Within Net Income	2.3
Increase in Consolidated Gross Margin(1)	$12.3
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Consolidated gross margin increased $12.3 million, including a $10.0 million increase from items impacting net income and a $2.3 million increase from items offset within net income.

The change in consolidated gross margin for items impacting net income includes the following:

•An increase in electric retail revenue driven by residential usage in Montana primarily due to colder winter weather and overall customer growth. After the impacts of regulatory amortizations, commercial and industrial revenues were largely flat;
•An increase in gas volumes due to colder winter weather in our Montana and Nebraska jurisdictions and customer growth, partly offset by warmer winter weather in our South Dakota jurisdiction;
•Higher Montana transmission rates, partly offset by lower demand to transmit energy across our transmission lines due to market conditions and pricing;
•A reduction of rates from the step down of our Montana gas production assets; and
•Higher Montana electric supply costs as compared with the prior period.

	Three Months Ended March 31,
	2021	2020	Change	% Change
	(dollars in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$80.9	$79.0	$1.9	2.4%
Property and other taxes	47.5	44.5	3.0	6.7
Depreciation and depletion	47.0	45.3	1.7	3.8
	$175.4	$168.8	$6.6	3.9%

Consolidated operating, general and administrative expenses were $80.9 million for the three months ended March 31, 2021, as compared with $79.0 million for the three months ended March 31, 2020. Primary components of the change include the following (in millions):

Operating, General & Administrative Expenses
2021 vs. 2020
Operating, General & Administrative Expenses Impacting Net Income
Uncollectible accounts	$(1.6)
Travel and training	(0.6)
Labor	(0.4)
Generation maintenance	(0.3)
Employee benefits	0.4
Other	(1.1)
Change in Items Impacting Net Income	(3.6)

Operating, General & Administrative Expenses Offset Within Net Income
Non-employee directors deferred compensation, offset in other income	4.5
Pension and other postretirement benefits, offset in other income	1.8
Operating expenses recovered in trackers, offset in revenue	(0.8)
Change in Operating, General & Administrative Expense Items Offset Within Net Income	5.5
Increase in Operating, General & Administrative Expenses	$1.9

Consolidated operating, general and administrative expenses increased $1.9 million, including a $3.6 million decrease from items impacting net income and a $5.5 million increase from items offset within net income.

The change in consolidated operating, general and administrative expenses for items impacting net income includes the following:

•Decreased uncollectible accounts due to collections of previously written off amounts;
•A reduction in travel and training costs due to the impacts of the COVID-19 pandemic;
•Decreased labor costs due to more time being spent by employees on capital projects than maintenance projects (which are expensed);
•Lower maintenance costs at our electric generation facilities; and
•Higher employee benefit costs primarily due to an increase in medical benefits.

Property and other taxes were $47.5 million for the three months ended March 31, 2021, as compared with $44.5 million in the same period of 2020. This increase was due primarily to an increase in Montana state and local taxes. We estimate property taxes throughout each year, and update those estimates based on valuation reports received from the Montana Department of Revenue. Under Montana law, we are allowed to track the increases in the actual level of state and local taxes and fees and adjust our rates to recover the increase between rate cases less the amount allocated to FERC-jurisdictional customers and net of the associated income tax benefit.

Depreciation and depletion expense was $47.0 million for the three months ended March 31, 2021, as compared with $45.3 million in the same period of 2020. This increase was primarily due to plant additions.

Consolidated operating income for the three months ended March 31, 2021 was $81.0 million as compared with $75.2 million in the same period of 2020. This increase was primarily due to the increase in gross margin, offset in part by higher operating expenses.

Consolidated interest expense was $23.5 million for the three months ended March 31, 2021 as compared with $24.3 for the same period of 2020. This decrease was primarily due to lower interest on our revolving credit facilities and higher capitalization of Allowance for Funds Used During Construction (AFUDC), slightly offset by higher borrowings.

Consolidated other income was $5.6 million for the three months ended March 31, 2021 as compared to consolidated other expense of $2.0 million during the same period of 2020. This increase includes approximately $6.3 million related to items offset in operating, general and administrative expense with no impact to net income and higher capitalization of AFUDC. Items offset in operating, general and administrative expense includes a $4.5 million increase in the value of deferred shares held in trust for non-employee directors deferred compensation and a decrease in other pension expense of $1.8 million.

Consolidated income tax benefit for the three months ended March 31, 2021 was less than $0.1 million as compared with to $1.8 million in the same period of 2020. Our effective tax rate for the three months ended March 31, 2021 was 0.0% as compared with (3.7)% for the same period in 2020. We expect our effective tax rate to range between (2.5)% to 2.5% in 2021.

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in millions):

	Three Months Ended March 31,
	2021		2020
Income Before Income Taxes	$63.1		$48.9

Income tax calculated at federal statutory rate	13.2	21.0%	10.3	21.0%

Permanent or flow-through adjustments:
State income tax, net of federal provisions	0.1	0.1	0.0	0.0
Flow-through repairs deductions	(7.8)	(12.5)	(7.4)	(15.2)
Production tax credits	(4.3)	(6.8)	(3.6)	(7.4)
Share-based compensation	(0.3)	(0.4)	(0.6)	(1.2)
Amortization of excess deferred income tax	(0.3)	(0.4)	(0.4)	(0.7)
Plant and depreciation of flow-through items	(0.3)	(0.5)	0.1	0.3
Other, net	(0.3)	(0.5)	(0.2)	(0.5)
	(13.2)	(21.0)	(12.1)	(24.7)

Income tax benefit	$0.0	0.0%	$(1.8)	(3.7)%

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
•Transmission: Reflects transmission revenues regulated by the FERC.
•Wholesale and other are largely gross margin neutral as they are offset by changes in cost of sales.

Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020

	Revenues		Change		Megawatt Hours (MWH)		Avg. Customer Counts
	2021	2020	$	%	2021	2020	2021	2020
	(in thousands)
Montana	$96,020	$88,639	$7,381	8.3%	800	734	310,237	305,969
South Dakota	17,749	18,918	(1,169)	(6.2)	176	180	50,806	50,642
Residential	113,769	107,557	6,212	5.8	976	914	361,043	356,611
Montana	86,841	86,005	836	1.0	789	791	71,146	69,691
South Dakota	24,117	26,495	(2,378)	(9.0)	278	291	12,721	12,735
Commercial	110,958	112,500	(1,542)	(1.4)	1,067	1,082	83,867	82,426
Industrial	9,715	8,759	956	10.9	613	675	77	78
Other	4,592	5,249	(657)	(12.5)	17	21	4,748	4,805
Total Retail Electric	$239,034	$234,065	$4,969	2.1%	2,673	2,692	449,735	443,920
Regulatory amortization	14,789	(3,633)	18,422	(507.1)
Transmission	14,728	12,609	2,119	16.8
Wholesale and Other	1,520	1,584	(64)	(4.0)
Total Revenues	$270,071	$244,625	$25,446	10.4%
Total Cost of Sales	80,188	63,834	16,354	25.6
Gross Margin(1)	$189,883	$180,791	$9,092	5.0%
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

	Heating Degree Days			2021 as compared with:
	2021	2020	Historic Average	2020	Historic Average
Montana	3,262	3,128	3,293	4% cooler	1% warmer
South Dakota	3,800	4,029	4,074	6% warmer	7% warmer

The following summarizes the components of the changes in electric gross margin for the three months ended March 31, 2021 and 2020 (in millions):

Gross Margin 2021 vs. 2020
Gross Margin Items Impacting Net Income
Retail volumes	$4.1
Transmission	2.1
Montana electric supply cost recovery	(1.4)
Other	2.4
Change in Gross Margin Impacting Net Income	7.2

Gross Margin Items Offset Within Net Income
Property taxes recovered in revenue, offset in property tax expense	1.6
Production tax credits reducing revenue, offset in income tax benefit	1.1
Operating expenses recovered in revenue, offset in operating expense	(0.8)
Change in Gross Margin Items Offset Within Net Income	1.9
Increase in Gross Margin(1)	$9.1
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Gross margin increased $9.1 million, including a $7.2 million increase from items impacting net income and a $1.9 million increase from items offset within net income.

The change in gross margin for items impacting net income includes the following:

•An increase in electric retail revenue driven by residential usage in Montana primarily due to colder winter weather and overall customer growth. After the impacts of regulatory amortizations, commercial and industrial revenues were largely flat;
•Higher Montana transmission rates, partly offset by lower demand to transmit energy across our transmission lines due to market conditions and pricing; and
•Higher Montana electric supply costs as compared with the prior period.

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
•Wholesale: Primarily represents transportation and storage for others.

Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020

	Revenues		Change		Dekatherms (Dkt)		Avg. Customer Counts
	2021	2020	$	%	2021	2020	2021	2020
	(in thousands)
Montana	$47,012	$38,295	8,717	22.8%	6,086	5,637	178,996	176,607
South Dakota	10,103	10,271	(168)	(1.6)	1,570	1,584	41,138	40,589
Nebraska	8,241	7,687	554	7.2	1,349	1,295	37,735	37,622
Residential	65,356	56,253	9,103	16.2	9,005	8,516	257,869	254,818
Montana	23,781	19,154	4,627	24.2	3,193	2,923	24,851	24,464
South Dakota	6,524	7,294	(770)	(10.6)	1,345	1,592	6,900	6,917
Nebraska	4,401	4,061	340	8.4	910	889	4,982	5,000
Commercial	34,706	30,509	4,197	13.8	5,448	5,404	36,733	36,381
Industrial	482	340	142	41.8	66	53	232	233
Other	489	343	146	42.6	76	62	159	152
Total Retail Gas	$101,033	$87,445	$13,588	15.5%	14,595	14,035	294,993	291,584
Regulatory amortization	20,368	(6,348)	26,716	(420.9)
Wholesale and other	9,331	9,533	(202)	(2.1)
Total Revenues	$130,732	$90,630	$40,102	44.2%
Total Cost of Sales	64,325	27,438	36,887	134.4
Gross Margin(1)	$66,407	$63,192	$3,215	5.1%
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

	Heating Degree Days			2021 as compared with:
	2021	2020	Historic Average	2020	Historic Average
Montana	3,262	3,136	3,331	4% cooler	2% warmer
South Dakota	3,800	4,029	4,074	6% warmer	7% warmer
Nebraska	3,354	3,074	3,383	9% cooler	1% warmer

The following summarizes the components of the changes in natural gas gross margin for the three months ended March 31, 2021 and 2020:

Gross Margin 2021 vs. 2020
(in millions)
Gross Margin Items Impacting Net Income
Retail volumes	$2.8
Montana rates	(0.5)
Other	0.5
Change in Gross Margin Impacting Net Income	2.8

Gross Margin Items Offset Within Net Income
Property tax revenue, offset in property tax expense	0.4
Change in Gross Margin Items Offset Within Net Income	0.4
Increase in Gross Margin(1)	$3.2
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Gross margin increased $3.2 million, including a $2.8 million increase for items impacting net income and a $0.4 million increase from items offset within net income.

The change in gross margin for items impacting net income includes the following:

•An increase in gas volumes due to colder winter weather in our Montana and Nebraska jurisdictions and customer growth, partly offset by warmer winter weather in our South Dakota jurisdiction; and
•A reduction of rates from the step down of our Montana gas production assets.

Our wholesale and other revenues are largely gross margin neutral as they are offset by changes in cost of sales.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Funds

We require liquidity to support and grow our business, and use our liquidity for working capital needs, capital expenditures, investments in or acquisitions of assets, and to repay debt. We believe our cash flows from operations, borrowing capacity under existing credit facilities, and issuance of debt or equity securities are sufficient to fund our operations, service existing debt, pay dividends, and fund capital expenditures (excluding strategic growth opportunities). The amount of capital expenditures and dividends are subject to certain factors including the use of existing cash, cash equivalents, the receipt of cash from operations, and available financing. A material change in operations, unfavorable credit metrics, or available financing could impact our current liquidity and ability to fund capital resource requirements, and we may defer a portion of our planned capital expenditures as necessary.

Our liquidity is supported by the use of our credit facilities which includes a $425 million Credit Facility and a $25 million revolving credit facility to provide swingline borrowing capability. The $425 million Credit Facility includes uncommitted features that allow us to request up to two one-year extensions to the maturity date and increase the size by an additional $75 million with the consent of the lenders. The $425 million Credit Facility does not amortize and is unsecured. Borrowings may be made at interest rates equal to the Eurodollar rate, plus a margin of 112.5 to 175.0 basis points, or a base rate, plus a margin of 12.5 to 75.0 basis points. A total of ten banks participate in the facility, with no one bank providing more than 16 percent of the total availability. The $25 million revolving credit facility bears interest at the lower of prime plus a credit spread of 0.13 percent, or available rates tied to the Eurodollar rate plus a credit spread of 0.80 percent.

We utilize availability under our credit facilities to manage our cash flows due to the seasonality of our business, and utilize any cash on hand in excess of current operating requirements to invest in our business and reduce borrowings. As of March 31, 2021, our total net liquidity was approximately $187.9 million, including $8.9 million of cash and $179.0 million of revolving credit facility availability. As of March 31, 2021, there were no letters of credit outstanding and $271.0 million in outstanding borrowings under our credit facilities. Availability under our credit facilities was $205.0 million as of April 16, 2021.

We issue debt securities to refinance retiring maturities, fund construction programs and for other general corporate purposes. To fund our strategic growth opportunities, we utilize available cash flow, debt capacity and equity issuances that allow us to maintain investment grade ratings. We target a 50 - 55 percent debt to total capital ratio excluding finance leases, and a long-term dividend payout ratio target of 60 - 70 percent of earnings per share; however, there can be no assurance that we will be able to maintain our ratios within these target ranges.

In March 2021, we issued and sold $100 million aggregate principal amount of Montana First Mortgage Bonds (the bonds) at a fixed interest rate of 1.00% maturing in March 26, 2024. The net proceeds were used to repay in full our outstanding $100 million term loan that was due April 2, 2021. We may redeem some or all of the bonds at any time in whole, or from time to time in part, at our option, on or after March 26, 2022, at a redemption price equal to 100% of the principal amount of the bonds to be redeemed, plus accrued and unpaid interest on the principal amount of the bonds being redeemed to, but excluding, the redemption date. The bonds are secured by our electric and natural gas assets in Montana and Wyoming.

We anticipate initiating a 3-year $200 million At-the-Market (ATM) offering during the second quarter of 2021 and begin issuing equity under that program in balance with our current capital expenditure plans. Capital investment in response to our Montana electric supply resource planning would be incremental to these amounts. Financing plans are subject to change, depending on capital expenditures, regulatory outcomes, internal cash generation, market conditions and other factors. Any equity issuances will be sized to maintain and protect our current credit ratings.

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

As of March 31, 2021, we have under collected our costs recovered through tracking mechanisms by approximately $32.8 million. We under collected our costs by approximately $5.7 million as of December 31, 2020 and under collected our costs by approximately $21.5 million as of March 31, 2020.

Credit Ratings

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are favorable to us and our customers, may impact our trade credit availability, and could result in the need to issue additional equity securities. Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s), and S&P Global Ratings (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. As of April 16, 2021, our current ratings with these agencies are as follows:

	Senior Secured Rating	Senior Unsecured Rating	Commercial Paper	Outlook
Fitch	A	A-	F2	Stable
Moody’s(1)	A3	Baa2	Prime-2	Negative
S&P	A-	BBB	A-2	Stable
_________________________
(1)    On March 12, 2021, Moody’s affirmed our ratings, but revised our outlook from stable to negative citing rising debt to help fund higher capital expenditures and no substantive revenue increase over the next two to three years.

A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the credit rating agency and each rating should be evaluated independently of any other rating.

Cash Flows

The following table summarizes our consolidated cash flows (in millions):

	Three Months Ended March 31,
	2021	2020
Operating Activities
Net income	$63.1	$50.7
Non-cash adjustments to net income	46.8	48.7
Changes in working capital	(21.9)	62.2
Other noncurrent assets and liabilities	(22.3)	(3.5)
Cash Provided by Operating Activities	65.7	158.1

Investing Activities
Property, plant and equipment additions	(77.9)	(78.4)
Cash Used in Investing Activities	(77.9)	(78.4)

Financing Activities
Issuance of long-term debt, net	99.9	—
Repayments of short-term borrowings	(100.0)	—
Line of credit borrowings, net	49.0	6.0
Dividends on common stock	(31.1)	(30.1)
Financing costs	(0.4)	(0.1)
Other	(0.3)	(2.5)
Cash Provided by (Used in) Financing Activities	17.1	(26.7)

Increase in Cash, Cash Equivalents, and Restricted Cash	4.9	53.0
Cash, Cash Equivalents, and Restricted Cash, beginning of period	17.1	12.1
Cash, Cash Equivalents, and Restricted Cash, end of period	$22.0	$65.1

Cash Provided by Operating Activities

As of March 31, 2021, cash, cash equivalents, and restricted cash were $22.0 million as compared with $17.1 million at December 31, 2020 and $65.1 million at March 31, 2020. Cash provided by operating activities totaled $65.7 million for the three months ended March 31, 2021 as compared with $158.1 million during the three months ended March 31, 2020. This decrease in operating cash flows is primarily due to an $80.9 million increase in market purchases of supply during the February cold weather event resulting in an undercollection of supply costs from customers in the current period, and a refund of approximately $20.5 million to our FERC regulated wholesale customers.

Cash Used in Investing Activities

Cash used in investing activities decreased by approximately $0.5 million as compared with the first three months of 2020. Plant additions during the first three months of 2021 include maintenance additions of approximately $53.8 million and capacity related capital expenditures of $24.1 million. Plant additions during the first three months of 2020 included maintenance additions of approximately $54.5 million and capacity related capital expenditures of approximately $23.9 million.

Cash Provided by (Used in) Financing Activities

Cash provided by financing activities totaled $17.1 million during the three months ended March 31, 2021 as compared with cash used in financing activities of $26.7 million during the three months ended March 31, 2020. During the three months ended March 31, 2021, cash provided by financing activities reflects net proceeds from the issuance of debt of $99.9 million and net issuances under our revolving lines of credit of $49.0 million, offset in part by repayments of our short-term borrowings of $100.0 million and payment of dividends of $31.1 million. During the three months ended March 31, 2020, net cash used in financing activities reflects payment of dividends of $30.1 million, offset in part by net issuances under our revolving lines of credit of $6.0 million.

Capital Requirements

Our capital expenditures program is subject to continuing review and modification. Actual utility construction expenditures may vary from estimates due to changes in electric and natural gas projected load growth, changing business operating conditions and other business factors. We anticipate funding capital expenditures through cash flows from operations, available credit sources, debt and equity issuances. Our estimated capital expenditures are discussed in our Annual Report on Form 10-K for the year ended December 31, 2020 within the Management’s Discussion and Analysis of Financial Condition and Results of Operations under the "Significant Infrastructure Investments and Initiatives" section. As of March 31, 2021, there have been no material changes in our estimated capital expenditures.

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of March 31, 2021. See our Annual Report on Form 10-K for the year ended December 31, 2020 for additional discussion.

	Total	2021	2022	2023	2024	2025	Thereafter
	(in thousands)
Long-term debt (1)	$2,477,637	$—	$—	$415,660	$100,000	$300,000	$1,661,977
Finance leases	16,797	2,026	2,875	3,097	3,338	3,596	1,865
Estimated pension and other postretirement obligations (2)	61,877	11,084	12,905	12,905	12,492	12,491	NA
Qualifying facilities liability (3)	532,527	58,292	79,572	81,646	79,384	65,041	168,592
Supply and capacity contracts (4)	2,289,036	182,716	191,130	192,205	169,743	166,443	1,386,799
Contractual interest payments on debt (5)	1,556,224	65,328	87,104	85,177	79,760	78,358	1,160,497
Total Commitments (6)	$6,934,098	$319,446	$373,586	$790,690	$444,717	$625,929	$4,379,730
_________________________
(1)Represents cash payments for long-term debt and excludes $13.5 million of debt discounts and debt issuance costs, net.
(2)We estimate cash obligations related to our pension and other postretirement benefit programs for five years, as it is not practicable to estimate thereafter. Pension and postretirement benefit estimates reflect our expected cash contributions, which may be in excess of minimum funding requirements.
(3)Certain QFs require us to purchase minimum amounts of energy at prices ranging from $64 to $136 per MWH through 2029. Our estimated gross contractual obligation related to these QFs is approximately $532.5 million. A portion of the costs incurred to purchase this energy is recoverable through rates authorized by the MPSC, totaling approximately $433.5 million.
(4)We have entered into various purchase commitments, largely purchased power, electric transmission, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 24 years.
(5)Contractual interest payments includes our revolving credit facilities, which have a variable interest rate. We have assumed an average interest rate of 1.36% on the outstanding balance through maturity of the facilities.
(6)The table above excludes potential tax payments related to uncertain tax positions as they are not practicable to estimate. Additionally, the table above excludes reserves for environmental remediation (See Note 10 - Commitments and Contingencies) and asset retirement obligations as the amount and timing of cash payments may be uncertain.

Other Obligations - As a co-owner of Colstrip, we provided surety bonds of approximately $19.9 million and $22.8 million as of March 31, 2021 and December 31, 2020, respectively, on behalf of the operator to ensure the operation and maintenance of remedial and closure actions are carried out related to the Administrative Order on Consent Regarding Impacts Related to Wastewater Facilities Comprising the Closed-Loop System at Colstrip Steam Electric Stations, Colstrip Montana (the AOC) as required by the MDEQ. As costs are incurred under the AOC, the surety bonds will be reduced.

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

We continually evaluate the appropriateness of our estimates and assumptions. Actual results could differ from those estimates. We consider an estimate to be critical if it is material to the Financial Statements and it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate are reasonably likely to occur from period to period. This includes the accounting for the following: regulatory assets and liabilities, pension and postretirement benefit plans, income taxes and qualifying facilities liability. These policies were disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020. As of March 31, 2021, there have been no material changes in these policies.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, including, but not limited to, interest rates, energy commodity price volatility, and counterparty credit exposure. Management has established comprehensive risk management policies and procedures to manage these market risks. There have been no material changes in our market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Rate regulation is premised on providing an opportunity to earn a reasonable rate of return on invested capital. In a continued low interest rate environment there has been downward pressure on return on equity. There also can be no assurance that the applicable regulatory commission will judge all of our costs to have been prudently incurred or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of such costs. In addition, each regulatory commission sets rates based in part upon their acceptance of an allocated share of total utility costs. When commissions adopt different methods to calculate inter-jurisdictional cost allocations, some costs may not be recovered. For instance, our Montana electric utility is regulated by the MPSC and the FERC. Differing schedules and regulatory practices between the MPSC and FERC expose us to the risk that we may not recover our costs due to timing of filings and issues such as cost allocation methodologies. Thus, the rates we are allowed to charge may or may not match our costs at any given time. Adverse regulatory rulings could have an adverse impact on our results of operations and materially affect our ability to meet our financial obligations, including debt payments and the payment of dividends on our common stock.

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

However, laws and regulations to which we must adhere change, and the new Biden Administration’s agenda represents a significant shift in environmental and energy policy, focusing on reducing GHG emissions and climate change issues. This new direction is reflected in several Executive Orders that President Biden issued in January 2021. Together, these orders reflect climate change issues and GHG reductions as central areas of focus for domestic and international regulations, orders and policies. In addition, a parallel focus on reducing GHG emissions is reflected in legislation introduced in March 2021 in the U.S. House of Representatives, called the CLEAN Future Act. We expect other legislation to be introduced and considered by the U.S. House and the U.S. Senate focusing on environmental and energy policy.

These initiatives will likely lead to new and revised environmental laws and regulations. Any such changes, as well as any enforcement actions or judicial decisions regarding those laws and regulations, could affect our costs and the manner in which we conduct our business and could require us to make substantial additional capital expenditures or abandon certain projects.

In addition, although previous attempts by the EPA to regulate GHG emissions from coal-fired plants have not succeeded, it is widely expected that the Biden Administration and/or the U.S. Congress will develop an alternative plan for reducing GHG emissions from coal-fired plants and methane emissions from natural gas operations. As GHG and/or methane regulations are implemented, it could result in additional compliance costs that could affect our future results of operations and financial position if such costs are not recovered through regulated rates. Complying with the CO2 emission performance standards, and with other future environmental rules, may make it economically impractical to continue operating all or a portion of our jointly owned facilities or for individual owners to participate in their proportionate ownership of the coal-fired generating units. This could lead to significant impacts to customer rates for recovery of plant improvements and / or closure related costs and costs to procure replacement power. In addition, these changes could impact system reliability due to changes in generation sources.

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

Colstrip - As part of the settlement of litigation brought by the Sierra Club and the Montana Environmental Information Center against the owners and operator of Colstrip, the owners of Units 1 and 2 agreed to shut down those units no later than July 2022. In January 2020, the owners of Units 1 and 2 closed those two units. We do not have ownership in Units 1 and 2, and decisions regarding those units, including their shut down, were made by their respective owners. The six owners of Units 3 and 4 currently share the operating costs pursuant to the terms of an operating agreement among them, the Ownership and Operation Agreement. Costs of common facilities were historically shared among the owners of all four units. With the closure of Units 1 and 2, we are incurring additional operating costs with respect to our interest in Unit 4 and expect to experience a negative impact on our transmission revenue due to reduced amounts of energy transmitted across our transmission lines. We would expect to incorporate any reduction in revenue in our next general electric rate filing, resulting in lower revenue credits to certain customers.

The remaining depreciable life of our investment in Colstrip Unit 4 is through 2042. Recovery of costs associated with the closure of the facility is subject to MPSC approval. Three of the joint owners of Units 3 and 4 are subject to regulation in Washington and in May 2019, the Washington state legislature enacted a statute mandating Washington electric utilities to “eliminate coal-fired resources from [their] allocation of electricity” on or before December 31, 2025, after which date they may no longer include their share of coal-fired resources in their regulated electric supply portfolio. As a result of the Washington legislation, four of the six joint owners of Units 3 and 4 requested the operator prepare a 2021 budget reflecting closure of Units 3 and 4 by 2025, and alternately a closure of Unit 3 by 2025 and a closure of Unit 4 by 2027. Differing viewpoints on closure dates delayed approval of the 2021 budget, until it was approved on March 22, 2021. We anticipate the annual budgeting process for Units 3 and 4 may raise similar efforts to tie budgeting to a closure date, resulting in future budgets that may not be sufficient to maintain the reliability of Units 3 and 4.

While we believe closure requires each owner’s consent, there are differences among the owners as to this issue under the Ownership and Operation Agreement. On March 12, 2021, we initiated an arbitration under the Ownership and Operation Agreement, which is intended to determine whether closure of Units 3 and 4 can be accomplished without each joint owner's consent and to clarify the obligations of the joint owners to continue to fund operations until all joint owners agree on closure. On April 13, 2021 the Montana Legislature passed Senate Bill 265, which provides, “An agreement concerning venue involving an electrical generation facility in this state is not valid unless the agreement requires that arbitration occur within the state before a panel of three arbitrators…” Senate Bill 265 must be signed by the Governor, at which time it will become effective. On April 14, 2021, before the parties completed discussions regarding the number of arbitrators, the process to select an arbitrator or arbitrators and the details of the arbitration process, four of the six joint owners filed a Petition to Compel Arbitration (Petition), under Washington State’s Uniform Arbitration Act in Superior Court of the State of Washington for Spokane County. The Petition seeks an order compelling the very arbitration we initiated. The Petition appears focused on the number of arbitrators and the venue under which the arbitration will be held. At the present, we cannot predict an outcome of the Petition or effect of Senate Bill 265, if it is signed by the Governor, on the arbitration we initiated, other than expecting the arbitration process will be delayed as a result.

In response to a letter from several non-governmental organizations, the Washington Utilities and Transportation Commission (WUTC) issued a Notice of Opportunity to Respond to Request to Initiate Investigation on April 13, 2021, in which it sought comment on whether it should “‘initiate a proceeding to investigate Colstrip’s ongoing expenses’ resulting in a ‘clear order or determination from the [WUTC] that continued funding to maintain and operate Colstrip is not consistent with prudent utility practice.’” While we cannot predict whether the WUTC will initiate an investigation, this reflects that efforts to close Colstrip Units 3 and 4 continue.

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

We must comply with established reliability standards and requirements including Critical Infrastructure Protection Reliability Standards, which apply to North American Electric Reliability Corporation (NERC) functions. NERC reliability standards protect the nations’ bulk power system against potential disruptions from cyber and physical security breaches. The FERC, NERC, or a regional reliability organization may assess penalties against any responsible entity that violates their rules, regulations or standards. Penalties for the most severe violations can reach as high as approximately $1.2 million per violation, per day. If a serious reliability incident or other incidence of noncompliance did occur, it could have a material adverse effect on our operating and financial results.

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

We are generally obligated under federal law to purchase power from certain QF projects, regardless of current load demand, availability of lower cost generation resources, transmission availability or market prices. These resources are primarily intermittent, non-dispatchable generation whose prices may be in excess of market prices during times of lower customer demand, and may not be able to generate electricity during peak times. These resources typically do not meet the requirements set forth in our supply plans for resource procurement. These requirements to purchase supply that is inconsistent with customer need may have several impacts, including increasing the likelihood and frequency that we will be required to reduce output from owned generation resources and that we will need to upgrade or build additional transmission facilities to serve QF projects. Either of these results would increase costs to customers. Further, balancing load and power generation on our system is challenging, and we expect that operational costs will increase as a result of integration of these intermittent, non-dispatchable generation projects. If we are unable to timely recover those costs through our PCCAM or otherwise, those increased costs may negatively affect our liquidity, results of operations and financial condition.

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

Weather and weather patterns, including normal seasonal and quarterly fluctuations of weather, as well as extreme weather events that might be associated with climate change, could adversely affect our ability to manage our operational requirements to serve our customers, and ultimately adversely affect our results of operations and liquidity.

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

Extreme weather conditions, especially those of prolonged duration, create high energy demand on our own and/or other systems and increase the risk we may be unable to reliably serve customers, causing brownouts and/or blackouts of our electric systems, and loss of gas supply. Risk of losing electricity or gas supply during extreme weather carries significant consequences as without our services our customers may be subjected to dire circumstances. Additionally, extreme weather conditions may raise market prices as we buy short-term energy to serve our own system. To the extent the frequency of extreme weather events increase, this could increase our cost of providing service. In addition, we may not recover all costs related to mitigating these physical and financial risks.

Our electric and natural gas portfolios rely significantly on market purchases. This exposure adversely affects our ability to manage our operational requirements to serve our customers, while exposing us to market volatility, which ultimately could adversely affect our results of operations and liquidity.

We are obligated to supply power to retail customers and certain wholesale customers and procure natural gas to supply fuel for our natural gas fired generation. Our need to acquire flexible energy supply and capacity in the market to meet our electric and natural gas load serving obligations exposes us to certain risks including the ability to reliably serve customers and significant uncertainty in the cost of supply, which may not be recoverable. We rely upon a combination of base-load supply from our owned generation and market purchases to serve customers. In Montana, we have significant projected generation capacity deficits and negative reserve margins. Based on current estimates, we forecast that our portfolio will be 725 MW short by 2025, considering expiring contracts and a modest increase in customer demand. Approximately 46 percent of our peak electric requirements are served through market purchases. Montana has been a net exporter of electric generation and we have relied upon Montana's excess generation for grid reliability and to physically serve customers. A significant number of base-load generation facilities, which may also serve to meet peak requirements, in the state and region have been retired or are scheduled to be retired in the next five to ten years. This includes Colstrip Units 1 and 2, representing 614 MWs of generation on a capacity basis, which ceased operations in January 2020. A decrease in the state and region’s electric capacity may impair the reliability of the grid, particularly during peak demand periods. There can be no assurance that there will be available counterparties to contract with to serve our customers' needs, or that these counterparties will fulfill their obligations to us. There is also no assurance that the transmission capacity required to import market purchases will be available on transmission systems owned by us or by third parties. In addition, the suppliers under these agreements may experience financial or operational problems that inhibit their ability to fulfill their obligations to us. These conditions could result in an inability to physically deliver electricity to our customers. Losing electric service during extreme conditions carries significant consequences, as without our services our customers may be subjected to dire circumstances.

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

ITEM 5.  OTHER INFORMATION

On April 19, 2021, NorthWestern entered into two agreements concerning the Laurel Generating Station to be located in Laurel, Montana. Laurel Generating Station is a nominal 175-megawatt, reciprocating internal combustion engine ("RICE"), natural gas plant. The plant will provide flexible capacity for NorthWestern’s Montana system, with plans to begin commercial operations in January 2024. The material terms of the agreement to engineer, procure, and construct the Laurel Generating Station (the "EPC Contract") and the separate agreement to procure the plant’s RICE units (the "Procurement Contract") are summarized below.

EPC Contract

On April 19, 2021, NorthWestern entered into the EPC Contract with Burns & McDonnell Engineering Company, Inc. ("Burns & McDonnell") to provide engineering, procurement, construction, testing, start-up, and commissioning services related to the Laurel Generating Station, beginning in 2021 and terminating with the final completion of the project, currently anticipated in January 2024. The EPC Contract provides a fixed price for these services of approximately $98.6 million, to be paid in a series of progress payments. Subject to the timely receipt of regulatory approvals, including from the MPSC, the services to be provided under the EPC Contract are scheduled to run through the completion of the Laurel Generating Station.

The EPC Contract provides that NorthWestern is to issue a written authorization to proceed with the remainder of the work (“Notice to Proceed”) to Burns & McDonnell no later than April 1, 2022, to authorize Burns & McDonnell to commence and complete all work under the EPC Contract. NorthWestern plans to issue the Notice to Proceed after it receives an acceptable approval of the Laurel Generating Station from the MPSC.

As security for Burns & McDonnell's obligations under the EPC Contract, Burns & McDonnell will provide an irrevocable letter of credit in the amount of 10% of the EPC Contract price to remain in effect until the warranty under the EPC Contract expires. Upon substantial completion of the Laurel Generating Station, Burns & McDonnell may provide a substitute irrevocable letter of credit in the amount of $5 million plus the amount of any potential or unpaid liquidated damages as determined by NorthWestern.

The EPC Contract includes various penalties, warranties, and liquidated damage provisions designed to incent Burns & McDonnell to perform efficiently and timely. Contract costs are subject to adjustment for change orders. The EPC Contract also contains termination, representations, warranties, insurance requirements, and indemnification provisions which are typical for an agreement of this type. NorthWestern separately will purchase and supply the RICE units for the Laurel Generating Station pursuant to the Procurement Contract summarized below. The Procurement Contract will not be assigned to Burns & McDonnell, but Burns & McDonnell will assist with the installation and commissioning of the RICE units as part of the services it provides under the EPC Contract.

Procurement Contract

On April 19, 2021, NorthWestern entered into the Procurement Contract with Caterpillar Power Generation Systems, LLC ("Caterpillar"), a subsidiary of Caterpillar, Inc., to acquire the RICE units (and receive related field assistance and training services) from Caterpillar for approximately $86.6 million, to be paid in a series of progress payments.

Caterpillar is required to deliver the RICE units to the project site within ten to twelve months after Caterpillar receives a full notice to proceed from NorthWestern, which NorthWestern does not anticipate issuing until the Laurel Generating Station is approved by the MPSC. If NorthWestern is unable to timely issue its full notice to proceed, certain contract payments may be subject to a price escalation equal to 0.25% per month of the outstanding balance. The Procurement Contract provides for the payment of liquidated damages by Caterpillar for failure to meet (a) various contract deadlines, subject to certain extension rights typical for construction agreements, including certain force majeure events and (b) performance requirements concerning the RICE units.

As security for its obligations under the Procurement Contract, Caterpillar will provide an irrevocable letter of credit in the amount of 15% of the Procurement Contract price to remain in effect until the warranty regarding the RICE units expires. Upon substantial completion of the last RICE unit, Caterpillar may provide a substitute irrevocable letter of credit in the amount of 5% of the Procurement Contract price.

The Procurement Contract includes various penalties, warranties, and liquidated damage provisions designed to incent Caterpillar to perform efficiently and timely. Contract costs are subject to adjustment for change orders and exchange rate deviations. The Procurement Contract also contains termination, representations, warranties, insurance requirements, and indemnification provisions which are typical for an agreement of this type.

ITEM 6.                      EXHIBITS -

(a) Exhibits

Exhibit 10.1 — Forty-First Supplemental Indenture, dated as of March 1, 2021, among NorthWestern Corporation and The Bank of New York Mellon and Beata Harvin, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated March 26, 2021, Commission File No. 1-10499)..

Exhibit 10.2—Form of NorthWestern Corporation Performance Unit Award Agreement (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation’s Current Report on Form 8-K, dated February 11, 2021, Commission File No. 1-10499).

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

NorthWestern Corporation
Date:	April 22, 2021	By:	/s/ CRYSTAL D. LAIL
Crystal D. Lail
Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer