Form 10-Q
period 2021-06-30
NORTHWESTERN CORP
filed 2021-07-28
CIK 73088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Common Stock, Par Value $0.01, 51,561,227 shares outstanding at July 23, 2021

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
•the impact of extraordinary external events, such as the COVID-19 pandemic, on our liquidity, results of operations and financial condition;
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

PART 1. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Electric	$241,440	$217,938	$511,511	$462,563
Gas	56,777	51,422	187,509	142,052
Total Revenues	298,217	269,360	699,020	604,615
Operating Expenses
Cost of sales	67,965	61,043	212,478	152,315
Operating, general and administrative	77,113	71,715	157,965	150,720
Property and other taxes	47,287	46,981	94,765	91,480
Depreciation and depletion	46,809	44,782	93,784	90,047
Total Operating Expenses	239,174	224,521	558,992	484,562
Operating Income	59,043	44,839	140,028	120,053
Interest Expense, net	(23,473)	(24,287)	(46,983)	(48,621)
Other Income (Expense), net	3,032	224	8,606	(1,758)
Income Before Income Taxes	38,602	20,776	101,651	69,674
Income Tax (Expense) Benefit	(1,365)	718	(1,343)	2,524
Net Income	$37,237	$21,494	$100,308	$72,198

Average Common Shares Outstanding	50,989	50,570	50,811	50,538
Basic Earnings per Average Common Share	$0.72	$0.43	$1.97	$1.43
Diluted Earnings per Average Common Share	$0.72	$0.43	$1.96	$1.43
Dividends Declared per Common Share	$0.62	$0.60	$1.24	$1.20
See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Income	$37,237	$21,494	$100,308	$72,198
Other comprehensive income, net of tax:
Foreign currency translation adjustment	21	(8)	(55)	93
Postretirement medical liability adjustment	(159)	—	(317)	—
Reclassification of net losses on derivative instruments	113	113	226	226
Total Other Comprehensive (Loss) Income	(25)	105	(146)	319
Comprehensive Income	$37,212	$21,599	$100,162	$72,517

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	June 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$5,942	$5,811
Restricted cash	13,656	11,285
Accounts receivable, net	143,497	168,229
Inventories	69,946	61,010
Regulatory assets	95,326	44,973
Prepaid expenses and other	19,365	17,372
Total current assets	347,732	308,680
Property, plant, and equipment, net	5,071,826	4,952,935
Goodwill	357,586	357,586
Regulatory assets	724,575	701,444
Other noncurrent assets	64,521	68,804
Total Assets	$6,566,240	$6,389,449
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of finance leases	$2,768	$2,668
Short term borrowings	—	100,000
Accounts payable	89,622	100,388
Accrued expenses	230,444	207,514
Regulatory liabilities	25,618	55,853
Total current liabilities	348,452	466,423
Long-term finance leases	13,388	14,771
Long-term debt	2,503,347	2,315,261
Deferred income taxes	494,477	471,777
Noncurrent regulatory liabilities	631,127	631,419
Other noncurrent liabilities	398,134	410,703
Total Liabilities	4,388,925	4,310,354
Commitments and Contingencies (Note 10)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 55,117,575 and 51,560,013 shares, respectively; Preferred stock, par value 0.01; authorized 50,000,000 shares; none issued	551	541
Treasury stock at cost	(98,578)	(98,075)
Paid-in capital	1,575,159	1,513,787
Retained earnings	707,598	670,111
Accumulated other comprehensive loss	(7,415)	(7,269)
Total Shareholders' Equity	2,177,315	2,079,095
Total Liabilities and Shareholders' Equity	$6,566,240	$6,389,449

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES:
Net income	$100,308	$72,198
Items not affecting cash:
Depreciation and depletion	93,784	90,047
Amortization of debt issuance costs, discount and deferred hedge gain	2,637	2,371
Stock-based compensation costs	4,538	4,195
Equity portion of allowance for funds used during construction	(4,562)	(2,318)
(Gain) loss on disposition of assets	(55)	3
Deferred income taxes	(641)	—
Changes in current assets and liabilities:
Accounts receivable	24,732	42,301
Inventories	(8,936)	(7,299)
Other current assets	(1,994)	570
Accounts payable	(15,042)	(7,319)
Accrued expenses	22,828	9,382
Regulatory assets	(50,353)	6,912
Regulatory liabilities	(30,235)	12,365
Other noncurrent assets	(3,800)	(346)
Other noncurrent liabilities	(28,689)	(3,843)
Cash Provided by Operating Activities	104,520	219,219
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(182,194)	(176,482)
Investment in equity securities	(646)	(37)
Cash Used in Investing Activities	(182,840)	(176,519)
FINANCING ACTIVITIES:
Treasury stock activity	32	(2,076)
Proceeds from issuance of common stock, net	56,311	—
Dividends on common stock	(62,821)	(60,172)
Issuance of long-term debt, net	99,915	150,000
Line of credit borrowings (repayments), net	88,000	(225,000)
(Repayments) issuance of short-term borrowings	(100,000)	100,000
Financing costs	(615)	(1,109)
Cash Provided by (Used in) Financing Activities	80,822	(38,357)
Increase in Cash, Cash Equivalents, and Restricted Cash	2,502	4,343
Cash, Cash Equivalents, and Restricted Cash, beginning of period	17,096	12,070
Cash, Cash Equivalents, and Restricted Cash, end of period	$19,598	$16,413
Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$1,960	$55
Interest	43,474	42,115
Significant non-cash transactions:
Capital expenditures included in accounts payable	25,955	13,835

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,
	Number of Common Shares	Number of Treasury Shares	Common Stock	Treasury Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at March 31, 2020	54,145	3,578	$541	$(98,644)	$1,512,148	$655,865	$(9,434)	$2,060,476

Net income	—	—	—	—	—	21,494	—	21,494
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(8)	(8)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	113	113
Stock-based compensation	—	—	—	—	1,139	—	—	1,139
Issuance of shares	—	(7)	—	206	223	—	—	429
Dividends on common stock ($0.600 per share)	—	—	—	—	—	(30,087)	—	(30,087)
Balance at June 30, 2020	54,145	3,571	$541	$(98,438)	$1,513,510	$647,272	$(9,329)	$2,053,556

Balance at March 31, 2021	54,238	3,563	$542	$(98,730)	$1,517,355	$702,058	$(7,390)	$2,113,835

Net income	—	—	—	—	—	37,237	—	37,237
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	21	21
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	113	113
Postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	(159)	(159)
Stock-based compensation	—	—	—	—	1,299	—	—	1,299
Issuance of shares	880	(5)	9	152	56,505	—	—	56,666
Dividends on common stock ($0.620 per share)	—	—	—	—	—	(31,697)	—	(31,697)
Balance at June 30, 2021	55,118	3,558	$551	$(98,578)	$1,575,159	$707,598	$(7,415)	$2,177,315

	Six Months Ended June 30,
	Number of Common Shares	Number of Treasury Shares	Common Stock	Treasury Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 31, 2019	53,999	3,547	$541	$(96,015)	$1,508,970	$635,246	$(9,648)	$2,039,094

Net income	—	—	—	—	—	72,198	—	72,198
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	93	93
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	226	226
Stock-based compensation	146	35	—	(2,740)	4,170	—	—	1,430
Issuance of shares	—	(11)	—	317	370	—	—	687
Dividends on common stock ($1.200 per share)	—	—	—	—	—	(60,172)	—	(60,172)
Balance at June 30, 2020	54,145	3,571	$541	$(98,438)	$1,513,510	$647,272	$(9,329)	$2,053,556

Balance at December 31, 2020	54,145	3,558	$541	$(98,075)	$1,513,787	$670,111	$(7,269)	$2,079,095

Net income	—	—	—	—	—	100,308	—	100,308
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(55)	(55)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	226	226
Postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	(317)	(317)
Stock-based compensation	93	17	1	(970)	4,510	—	—	3,541
Issuance of shares	880	(17)	9	467	56,862	—	—	57,338
Dividends on common stock ($1.240 per share)	—	—	—	—	—	(62,821)	—	(62,821)
Balance at June 30, 2021	55,118	3,558	$551	$(98,578)	$1,575,159	$707,598	$(7,415)	$2,177,315

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The unaudited Condensed Consolidated Financial Statements (Financial Statements) reflect all adjustments (which unless otherwise noted are normal and recurring in nature) that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows. The actual results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Events occurring subsequent to June 30, 2021 have been evaluated as to their potential impact to the Financial Statements through the date of issuance.

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

Reclassification

In the fourth quarter of 2020, we changed our classification of excess deferred income taxes in the Consolidated Balance Sheets from a regulatory asset to a regulatory liability, such that the excess deferred income tax regulatory liabilities are reflected on a gross basis, rather than net within our income tax regulatory asset based on our right to offset. The impact to our Consolidated Statements of Cash Flows for the six months ended June 30, 2020 is a gross up of non-cash activity within the Other noncurrent assets and Other noncurrent liabilities captions, both within the operating activities section, that offset one another with no impact to cash provided by operating activities. The impact to the total assets reported as of June 30, 2020 in the segment information table within Note 6 - Segment Information was an increase of $169.4 million. This reclassification had no effect on previously reported Net income in our Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income, and Condensed Consolidated Statements of Shareholders' Equity.

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

Certain long-term purchase power and tolling contracts may be considered variable interests. We have various long-term purchase power contracts with other utilities and certain qualifying co-generation facilities and qualifying small power production facilities (QF). We identified one QF contract that may constitute a VIE. We entered into a 40-year power purchase contract in 1984 with this 35 megawatt (MW) coal-fired QF to purchase substantially all of the facility’s capacity and electrical output over a substantial portion of its estimated useful life. We absorb a portion of the facility’s variability through annual changes to the price we pay per megawatt hour (MWH). After making exhaustive efforts, we have been unable to obtain the information from the facility necessary to determine whether the facility is a VIE or whether we are the primary beneficiary of the facility. The contract with the facility contains no provision which legally obligates the facility to release this information. We have accounted for this QF contract as an executory contract. Based on the current contract terms with this QF, as of June 30, 2021 our estimated remaining gross contractual payments aggregate approximately $80.7 million through 2024.

Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	June 30,	December 31,	June 30,	December 31,
	2021	2020	2020	2019
Cash and cash equivalents	$5,942	$5,811	$7,464	$5,145
Restricted cash	13,656	11,285	8,949	6,925
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$19,598	$17,096	$16,413	$12,070

Goodwill

We completed our annual goodwill impairment test as of April 1, 2021 and no impairment was identified. We calculate the fair value of our reporting units by considering various factors, including valuation studies based primarily on a discounted cash flow analysis, with published industry valuations and market data as supporting information. Key assumptions in the determination of fair value include the use of an appropriate discount rate and estimated future cash flows. In estimating cash flows, we incorporate expected long-term growth rates in our service territory, regulatory stability, and commodity prices (where appropriate), as well as other factors that affect our revenue, expense and capital expenditure projections.

(2) Regulatory Matters

FERC Filing - Montana Transmission Service Rates

In May 2019, we submitted a filing with the Federal Energy Regulatory Commission (FERC) for our Montana transmission assets. In June 2019, the FERC issued an order accepting our filing, and granting interim rates (subject to refund) effective July 1, 2019. In November 2020, we filed a settlement and implemented settlement rates on December 1, 2020. In January 2021, the FERC approved our settlement and during the first quarter of 2021 we refunded approximately $20.5 million to our FERC regulated wholesale customers.

Revenues from FERC regulated wholesale customers associated with our Montana FERC assets are reflected in our Montana Public Service Commission (MPSC) jurisdictional rates as a credit to retail customers. In March 2021, we submitted a compliance filing with the MPSC adjusting the revenue credit in our Montana retail rates to reflect the FERC approved settlement rates and a refund to retail customers of the difference between the FERC interim rates and the FERC approved settlement rates that were collected during the period from July 1, 2019 through March 31, 2021. On May 19, 2021, the MPSC approved the proposed tariffs and rates on a final basis. During the three month period ended June 30, 2021, we recognized a $4.7 million favorable adjustment related to excess deferred revenues based on the final MPSC approval. As of June 30, 2021, we had cumulative deferred revenue of approximately $6.1 million.

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

On May 14, 2021, the Montana Governor signed a bill that repealed the CREP requirement. We notified the Montana Supreme Court of the repeal as it considers the legal challenge concerning the MPSC's decision granting our waiver requests from full compliance for years 2015 and 2016. We also dismissed our pending application filed with the MPSC for a waiver from full compliance for years 2017 through 2020. If the Montana Supreme Court and/or MPSC determine that the repeal should not be applied retroactively and find that waivers should not be granted, we could be liable for penalties. However, we do not believe any such penalties would be material.

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

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in thousands):

	Three Months Ended June 30,
	2021		2020
Income Before Income Taxes	$38,602		$20,776

Income tax calculated at federal statutory rate	8,107	21.0%	4,363	21.0%

Permanent or flow-through adjustments:
State income tax, net of federal provisions	222	0.6	5	0.0
Flow-through repairs deductions	(4,227)	(11.0)	(3,208)	(15.4)
Production tax credits	(2,262)	(5.9)	(1,737)	(8.5)
Plant and depreciation of flow-through items	(184)	(0.5)	59	0.3
Amortization of excess deferred income tax	(143)	(0.4)	(153)	(0.7)
Other, net	(148)	(0.4)	(47)	(0.2)
	(6,742)	(17.6)	(5,081)	(24.5)

Income tax expense (benefit)	$1,365	3.4%	$(718)	(3.5)%

	Six Months Ended June 30,
	2021		2020
Income Before Income Taxes	$101,651		$69,674

Income tax calculated at federal statutory rate	21,347	21.0%	14,631	21.0%

Permanent or flow through adjustments:
State income, net of federal provisions	277	0.3	27	0.1
Flow-through repairs deductions	(12,080)	(11.9)	(10,646)	(15.3)
Production tax credits	(6,569)	(6.5)	(5,348)	(7.7)
Plant and depreciation of flow through items	(524)	(0.5)	196	0.3
Amortization of excess deferred income tax	(408)	(0.4)	(509)	(0.7)
Share-based compensation	(261)	(0.3)	(609)	(0.9)
Other, net	(439)	(0.4)	(266)	(0.4)
	(20,004)	(19.7)	(17,155)	(24.6)

Income tax expense (benefit)	$1,343	1.3%	$(2,524)	(3.6)%

Uncertain Tax Positions

We recognize tax positions that meet the more-likely-than-not threshold as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. We had unrecognized tax benefits of approximately $32.6 million as of June 30, 2021, including approximately $27.9 million that, if recognized, would impact our effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitation within the next twelve months.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2021, we did not have any amounts accrued for the payment of interest and penalties.

Tax years 2017 and forward remain subject to examination by the Internal Revenue Service (IRS) and state taxing authorities. In addition, the available federal net operating loss carryforward may be reduced by the IRS for losses originating in certain tax years from 2003 forward.

(4) Comprehensive (Loss) Income

The following tables display the components of Other Comprehensive (Loss) Income, after-tax, and the related tax effects (in thousands):

	Three Months Ended
	June 30, 2021			June 30, 2020
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation adjustment	$21	$—	$21	$(8)	$—	$(8)
Reclassification of net income on derivative instruments	153	(40)	113	153	(40)	113
Postretirement medical liability adjustment	(212)	53	(159)	—	—	—
Other comprehensive (loss) income	$(38)	$13	$(25)	$145	$(40)	$105

	Six Months Ended
	June 30, 2021			June 30, 2020
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation adjustment	$(55)	$—	$(55)	$93	$—	$93
Reclassification of net income on derivative instruments	306	(80)	226	306	(80)	226
Postretirement medical liability adjustment	(424)	107	(317)	—	—	—
Other comprehensive (loss) income	$(173)	$27	$(146)	$399	$(80)	$319

Balances by classification included within accumulated other comprehensive loss (AOCL) on the Condensed Consolidated Balance Sheets are as follows, net of tax (in thousands):

	June 30, 2021	December 31, 2020
Foreign currency translation	$1,445	$1,500
Derivative instruments designated as cash flow hedges	(10,503)	(10,729)
Postretirement medical plans	1,643	1,960
Accumulated other comprehensive loss	$(7,415)	$(7,269)

The following tables display the changes in AOCL by component, net of tax (in thousands):

		Three Months Ended
		June 30, 2021
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(10,616)	$1,802	$1,424	$(7,390)
Other comprehensive income before reclassifications		—	—	21	21
Amounts reclassified from AOCL	Interest Expense	113	—	—	113
Amounts reclassified from AOCL		—	(159)	—	(159)
Net current-period other comprehensive income (loss)		113	(159)	21	(25)
Ending balance		$(10,503)	$1,643	$1,445	$(7,415)

		Three Months Ended
		June 30, 2020
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(11,068)	$120	$1,514	$(9,434)
Other comprehensive loss before reclassifications		—	—	(8)	(8)
Amounts reclassified from AOCL	Interest Expense	113	—	—	113
Net current-period other comprehensive income (loss)		113	—	(8)	105
Ending balance		$(10,955)	$120	$1,506	$(9,329)

		Six Months Ended
		June 30, 2021
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(10,729)	$1,960	$1,500	$(7,269)
Other comprehensive loss before reclassifications		—	—	(55)	(55)
Amounts reclassified from AOCL	Interest Expense	226	—	—	226
Amounts reclassified from AOCL		—	(317)	—	(317)
Net current-period other comprehensive income (loss)		226	(317)	(55)	(146)
Ending balance		$(10,503)	$1,643	$1,445	$(7,415)

		Six Months Ended
		June 30, 2020
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(11,181)	$120	$1,413	$(9,648)
Other comprehensive income before reclassifications		—	—	93	93
Amounts reclassified from AOCL	Interest Expense	226	—	—	226
Net current-period other comprehensive income		226	—	93	319
Ending balance		$(10,955)	$120	$1,506	$(9,329)

(5) Financing Activities

In March 2021, we issued and sold $100.0 million aggregate principal amount of Montana First Mortgage Bonds (the bonds) at a fixed interest rate of 1.00% maturing on March 26, 2024. The net proceeds were used to repay in full our outstanding $100.0 million term loan that was due April 2, 2021. We may redeem some or all of the bonds at any time in whole, or from time to time in part, at our option, on or after March 26, 2022, at a redemption price equal to 100% of the principal amount of the bonds to be redeemed, plus accrued and unpaid interest on the principal amount of the bonds being redeemed to, but excluding, the redemption date. The bonds are secured by our electric and natural gas assets in Montana and Wyoming.

In April 2021, we entered into an Equity Distribution Agreement with BofA Securities, Inc., CIBC World Markets Corp, Credit Suisse Securities (USA) LLC, and J.P. Morgan Securities LLC, collectively the sales agents, pursuant to which we may offer and sell shares of our common stock from time to time, having an aggregate gross sales price of up to $200.0 million, through an At-the-Market (ATM) offering program, including an equity forward sales component. During the three months ended June 30, 2021, we issued 879,309 shares of our common stock under the ATM program at an average price of $64.91, for net proceeds of $56.3 million, which is net of sales commissions and other fees paid of approximately $0.8 million.

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

Financial data for the business segments are as follows (in thousands):

Three Months Ended
June 30, 2021	Electric	Gas	Other	Eliminations	Total
Operating revenues	$241,440	$56,777	$—	$—	$298,217
Cost of sales	49,239	18,726	—	—	67,965
Gross margin	192,201	38,051	—	—	230,252
Operating, general and administrative	58,035	19,265	(187)	—	77,113
Property and other taxes	36,957	10,328	2	—	47,287
Depreciation and depletion	38,540	8,269	—	—	46,809
Operating income	58,669	189	185	—	59,043
Interest expense, net	(20,849)	(1,422)	(1,202)	—	(23,473)
Other income (expense), net	2,215	1,036	(219)	—	3,032
Income tax expense	(804)	(208)	(353)	—	(1,365)
Net income (loss)	$39,231	$(405)	$(1,589)	$—	$37,237
Total assets	$5,281,173	$1,279,923	$5,144	$—	$6,566,240
Capital expenditures	$82,460	$21,880	$—	$—	$104,340

Three Months Ended
June 30, 2020	Electric	Gas	Other	Eliminations	Total
Operating revenues	$217,938	$51,422	$—	$—	$269,360
Cost of sales	48,305	12,738	—	—	61,043
Gross margin	169,633	38,684	—	—	208,317
Operating, general and administrative	53,599	18,988	(872)	—	71,715
Property and other taxes	36,811	10,167	3	—	46,981
Depreciation and depletion	36,846	7,936	—	—	44,782
Operating income	42,377	1,593	869	—	44,839
Interest expense, net	(21,483)	(1,646)	(1,158)	—	(24,287)
Other income (expense), net	959	309	(1,044)	—	224
Income tax benefit (expense)	756	(337)	299	—	718
Net income (loss)	$22,609	$(81)	$(1,034)	$—	$21,494
Total assets(1)	$4,947,183	$1,189,460	$4,568	$—	$6,141,211
Capital expenditures	$79,744	$18,367	$—	$—	$98,111

Six Months Ended
June 30, 2021	Electric	Gas	Other	Eliminations	Total
Operating revenues	$511,511	$187,509	$—	$—	$699,020
Cost of sales	129,427	83,051	—	—	212,478
Gross margin	382,084	104,458	—	—	486,542
Operating, general and administrative	115,790	40,444	1,731	—	157,965
Property and other taxes	73,984	20,777	4	—	94,765
Depreciation and depletion	77,224	16,560	—	—	93,784
Operating income (loss)	115,086	26,677	(1,735)	—	140,028
Interest expense, net	(41,578)	(2,910)	(2,495)	—	(46,983)
Other income	5,044	2,019	1,543	—	8,606
Income tax (expense) benefit	(689)	(2,230)	1,576	—	(1,343)
Net income (loss)	$77,863	$23,556	$(1,111)	$—	$100,308
Total assets	$5,281,173	$1,279,923	$5,144	$—	$6,566,240
Capital expenditures	$151,400	$30,794	$—	$—	$182,194

Six Months Ended
June 30, 2020	Electric	Gas	Other	Eliminations	Total
Operating revenues	$462,563	$142,052	$—	$—	$604,615
Cost of sales	112,139	40,176	—	—	152,315
Gross margin	350,424	101,876	—	—	452,300
Operating, general and administrative	112,487	41,289	(3,056)	—	150,720
Property and other taxes	71,547	19,928	5	—	91,480
Depreciation and depletion	74,022	16,025	—	—	90,047
Operating income	92,368	24,634	3,051	—	120,053
Interest expense, net	(42,299)	(3,250)	(3,072)	—	(48,621)
Other (expense) income	1,572	404	(3,734)	—	(1,758)
Income tax (expense) benefit	1,412	(1,074)	2,186	—	2,524
Net income (loss)	$53,053	$20,714	$(1,569)	$—	$72,198
Total assets(1)	$4,947,183	$1,189,460	$4,568	$—	$6,141,211
Capital expenditures	$143,092	$33,390	$—	$—	$176,482

___________________________

(1) Subsequent to the issuance of our Annual Report on Form 10-K for the year ended December 31, 2020, we determined that Total Assets - Electric and Total Assets - Gas had been incorrectly reported due to an error in the allocation methodology utilized to calculate assets by segment. As a result the June 30, 2020 Total Assets - Electric and Total Assets - Gas amounts have been corrected from the amounts previously reported to reflect an increase of Total Assets - Electric and a decrease of Total Assets - Gas of $457.8 million. The correction had no impact on net income or the presentation of total assets on the consolidated balance sheets and was determined not to be material.

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

Disaggregation of Revenue

The following tables disaggregate our revenue by major source and customer class (in millions):

	Three Months Ended
	June 30, 2021			June 30, 2020
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Montana	$69.9	$25.5	$95.4	$70.6	$17.5	$88.1
South Dakota	14.4	6.4	20.8	14.6	4.7	19.3
Nebraska	—	3.9	3.9	—	3.5	3.5
Residential	84.3	35.8	120.1	85.2	25.7	110.9
Montana	84.6	13.0	97.6	77.4	8.2	85.6
South Dakota	24.1	4.3	28.4	23.2	2.9	26.1
Nebraska	—	1.8	1.8	—	1.5	1.5
Commercial	108.7	19.1	127.8	100.6	12.6	113.2
Industrial	9.2	0.2	9.4	9.2	0.1	9.3
Lighting, Governmental, Irrigation, and Interdepartmental	9.1	0.4	9.5	9.2	0.3	9.5
Total Customer Revenues	211.3	55.5	266.8	204.2	38.7	242.9
Other Tariff and Contract Based Revenues	25.4	9.1	34.5	14.3	8.6	22.9
Total Revenue from Contracts with Customers	236.7	64.6	301.3	218.5	47.3	265.8
Regulatory amortization and other	4.7	(7.8)	(3.1)	(0.6)	4.1	3.5
Total Revenues	$241.4	$56.8	$298.2	$217.9	$51.4	$269.3

	Six Months Ended
	June 30, 2021			June 30, 2020
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Montana	$165.9	$72.5	$238.4	$159.2	$55.8	$215.0
South Dakota	32.2	16.5	48.7	33.5	15.0	48.5
Nebraska	—	12.1	12.1	—	11.2	11.2
Residential	198.1	101.1	299.2	192.7	82.0	274.7
Montana	171.4	36.8	208.2	163.4	27.4	190.8
South Dakota	48.2	10.8	59.0	49.7	10.2	59.9
Nebraska	—	6.2	6.2	—	5.5	5.5
Commercial	219.6	53.8	273.4	213.1	43.1	256.2
Industrial	18.9	0.7	19.6	18.0	0.4	18.4
Lighting, Governmental, Irrigation, and Interdepartmental	13.7	0.9	14.6	14.5	0.6	15.1
Total Customer Revenues	450.3	156.5	606.8	438.3	126.1	564.4
Other Tariff and Contract Based Revenues	42.3	18.8	61.1	29.2	18.3	47.5
Total Revenue from Contracts with Customers	492.6	175.3	667.9	467.5	144.4	611.9
Regulatory amortization and other	18.9	12.2	31.1	(5.0)	(2.3)	(7.3)
Total Revenues	$511.5	$187.5	$699.0	$462.5	$142.1	$604.6

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

	Three Months Ended
	June 30, 2021	June 30, 2020
Basic computation	50,989,182	50,569,725
Dilutive effect of:
Performance share awards(1)	132,138	69,280
Diluted computation	51,121,320	50,639,005

	Six Months Ended
	June 30, 2021	June 30, 2020
Basic computation	50,811,303	50,538,260
Dilutive effect of:
Performance share awards(1)	131,507	75,159

Diluted computation	50,942,810	50,613,419

_______________________
(1)          Performance share awards are included in diluted weighted average number of shares outstanding based upon what would be issued if the end of the most recent reporting period was the end of the term of the award.
As of June 30, 2021, there were 23,924 shares from performance and restricted share awards which were antidilutive and excluded from the earnings per share calculations.

(9) Employee Benefit Plans

We sponsor and/or contribute to pension and postretirement health care and life insurance benefit plans for eligible employees. Net periodic benefit cost (credit) for our pension and other postretirement plans consists of the following (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
Components of Net Periodic Benefit Cost (Credit)
Service cost	$3,286	$2,712	$104	$93
Interest cost	4,814	5,694	84	137
Expected return on plan assets	(6,841)	(6,536)	(229)	(245)
Amortization of prior service credit	—	—	(459)	(470)
Recognized actuarial loss (gain)	2,261	1,234	(4)	(12)
Net periodic benefit cost (credit)	$3,520	$3,104	$(504)	$(497)

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Components of Net Periodic Benefit Cost (Credit)
Service cost	$6,549	$5,558	$203	$185
Interest cost	9,410	11,420	159	246
Expected return on plan assets	(13,684)	(13,081)	(459)	(492)
Amortization of prior service cost (credit)	—	—	(918)	(941)
Recognized actuarial loss (gain)	3,489	2,514	(15)	(30)
Net periodic benefit cost (credit)	$5,764	$6,411	$(1,030)	$(1,032)

We contributed $4.5 million to our pension plans during the six months ended June 30, 2021. We expect to contribute an additional $6.7 million to our pension plans during the remainder of 2021.

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

Our environmental exposure includes a number of components, including remediation expenses related to the cleanup of current or former properties, and costs to comply with changing environmental regulations related to our operations. At present, our environmental reserve, which relates primarily to the remediation of former manufactured gas plant sites owned by us, is estimated to range between $25.5 million to $31.1 million. As of June 30, 2021, we had a reserve of approximately $27.8 million, which has not been discounted. Environmental costs are recorded when it is probable we are liable for the remediation and we can reasonably estimate the liability. We use a combination of site investigations and monitoring to formulate an estimate of environmental remediation costs for specific sites. Our monitoring procedures and development of actual remediation plans depend not only on site specific information but also on coordination with the different environmental regulatory agencies in our respective jurisdictions; therefore, while remediation exposure exists, it may be many years before costs are incurred.

Over time, as costs become determinable, we may seek authorization to recover such costs in rates or seek insurance reimbursement as available and applicable; therefore, although we cannot guarantee regulatory recovery, we do not expect these costs to have a material effect on our consolidated financial position or results of operations.

Manufactured Gas Plants - Approximately $21.6 million of our environmental reserve accrual is related to the following manufactured gas plants.

South Dakota - A formerly operated manufactured gas plant located in Aberdeen, South Dakota, has been identified on the Federal Comprehensive Environmental Response, Compensation, and Liability Information System list as contaminated with coal tar residue. We are currently conducting feasibility studies, implementing remedial actions pursuant to work plans approved by the South Dakota Department of Environment and Natural Resources, and conducting ongoing monitoring and operation and maintenance activities. As of June 30, 2021, the reserve for remediation costs at this site was approximately $8.0 million, and we estimate that approximately $2.9 million of this amount will be incurred during the next five years.

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

In August 2017, pursuant to a non-monetary, partial settlement with us, PNWS amended its original complaint to limit its claims for enforcement and/or damages to only four of the 21 power purchase agreements. As a result, the amount of damages sought by the plaintiff was reduced to approximately $8.0 million for the alleged breach of the four power purchase agreements. We participated in an unsuccessful mediation on January 24, 2019 and subsequent settlement efforts also have been unsuccessful. A jury trial was scheduled to begin on June 2, 2020, but the trial was postponed because of the court closure due to the COVID-19 pandemic and has not yet been rescheduled.

The parties recently agreed that the remaining liability issues can be decided by the court as a matter of law. The parties have submitted briefs addressing key liability issues in the case and expect the court to grant full or partial summary judgement in favor of either party, and then schedule a trial date for any remaining issues.

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

Because the State’s Complaint included a claim that the State owned the riverbeds in the Great Falls Reach, on October 16, 2017, we and Talen renewed our earlier-filed motions seeking to dismiss the portion of the State’s Complaint concerning the Great Falls Reach in light of the United States Supreme Court’s decision. On August 1, 2018, the Federal District Court granted the motions to dismiss the State’s Complaint as it pertains to approximately 8.2 miles of riverbed from “the head of the Black Eagle Falls to the foot of the Great Falls.” In particular, the dismissal pertained to the Black Eagle Dam, Rainbow Dam and reservoir, Cochrane Dam and reservoir, and Ryan Dam and reservoir. While the dismissal of these four facilities may be subject to appeal, that appeal would not likely occur until after judgment in the case. On February 12, 2019, the Federal District Court granted our motion to join the United States as a defendant to the litigation. As a result, on October 31, 2019, the State filed and served an Amended Complaint including the United States as a defendant and removing claims of ownership for the hydroelectric facilities on the Great Falls Reach, except for the Morony and the Black Eagle Developments. We and Talen filed answers to the Amended Complaint on December 13, 2019, and the United States answered on February 5, 2020. On May 12, 2021, the Federal District Court reset the trial date on the issue of navigability to January 3, 2022. Damages were bifurcated by agreement and will be tried separately, should the Federal District Court find any segments navigable.

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

Colstrip Arbitration and Litigation

As part of the settlement of litigation brought by the Sierra Club and the Montana Environmental Information Center against the owners and operator of Colstrip, the owners of Units 1 and 2 agreed to shut down those units no later than July 2022. In January 2020, the owners of Units 1 and 2 closed those two units. We do not have ownership in Units 1 and 2, and decisions regarding those units, including their shut down, were made by their respective owners. The six owners of Units 3 and 4 currently share the operating costs pursuant to the terms of an operating agreement among them, the Ownership and Operation Agreement (O&O Agreement). Costs of common facilities were historically shared among the owners of all four units. With the closure of Units 1 and 2, we have incurred additional operating costs with respect to our interest in Unit 4 and expect to experience a negative impact on our transmission revenue due to reduced amounts of energy transmitted across our transmission lines. We expect to incorporate any reduction in revenue in our next general electric rate filing, resulting in lower revenue credits to certain customers.

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

While we believe closure requires each owner’s consent, there are differences among the owners as to this issue under the O&O Agreement. On March 12, 2021, we initiated an arbitration under the O&O Agreement (the “Arbitration”), which seeks to resolve the primary issue of whether closure of Units 3 and 4 can be accomplished without each joint owner's consent and to clarify the obligations of the joint owners to continue to fund operations until all joint owners agree on closure.

The Arbitration has given rise to three lawsuits concerning the number of arbitrators, the venue and the applicable arbitration laws. The four joint owners from the Pacific Northwest assert the Arbitration must be conducted under the O&O Agreement, with one arbitrator, in Spokane County, Washington, and pursuant to the Washington Arbitration Act. The fifth joint owner asserts the Arbitration must be conducted per the terms of Montana Senate Bill 265 (SB 265), which requires the Arbitration be conducted, with three arbitrators, in Montana and pursuant to the Montana Uniform Arbitration Act. The three initiated lawsuits do not make direct financial demands, and instead, are intended to address issues related to process for the Arbitration.

Since the Arbitration was initiated, and despite the litigation, we have worked and continue to work with the other joint owners to arrive at an agreed upon process for the Arbitration.

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

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as another financial measure, Gross Margin, that is considered a “non-GAAP financial measure.” Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. We define Gross Margin as Operating Revenues less Cost of Sales as presented in our Condensed Consolidated Statements of Income. This measure differs from the GAAP definition of Gross Margin due to the exclusion of Depreciation and depletion expenses, which are presented separate from Cost of Sales in our Condensed Consolidated Statements of Income. The following discussion includes a reconciliation of Gross Margin to Operating Revenues, the most directly comparable GAAP measure.

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

As you read this discussion and analysis, refer to our Condensed Consolidated Statements of Income, which present the results of our operations for the three and six months ended June 30, 2021 and 2020.

HOW WE PERFORMED AGAINST OUR SECOND QUARTER 2020 RESULTS

	Three Months Ended June 30, 2021 vs. 2020
	Income Before Income Taxes	Income Tax (Expense) Benefit	Net Income
		(in millions)
Second Quarter 2020	$20.8	$0.7	$21.5
Items increasing (decreasing) net income:
Higher Montana electric transmission revenue	9.1	(2.3)	6.8
Electric QF liability adjustment	6.1	(1.5)	4.6
Higher electric retail volumes	5.6	(1.4)	4.2
Higher operating, general, and administrative expenses impacting net income	(3.2)	0.7	(2.5)
Higher depreciation and depletion	(2.0)	0.5	(1.5)
Lower Montana electric supply cost recovery	(0.8)	0.2	(0.6)
Lower Montana natural gas volumes	(0.5)	0.2	(0.3)
Other	3.5	1.5	5.0
Second Quarter 2021	$38.6	$(1.4)	$37.2
Change in Net Income			$15.7

Consolidated net income for the three months ended June 30, 2021 was $37.2 million as compared with $21.5 million for the same period in 2020. This increase was primarily due to improved gross margin driven by higher Montana transmission loads and rates, a favorable electric QF liability adjustment as compared with the prior period, and warmer spring weather, partly offset by higher operating costs and income tax expense.

SIGNIFICANT TRENDS AND REGULATION

Electric Resource Planning - Montana

We are currently 630 MW short of our peak needs and we cover the shortfall through market purchases. Absent resource additions, we forecast that our portfolio will be 725 MW short by 2025, considering expiring contracts and a modest increase in customer demand. We issued an all-source competitive solicitation request in January 2020 for up to 280 MWs of peaking and flexible capacity to be available for commercial operation in late 2023 or early 2024 (the January 2020 request for proposal (RFP)). Further, we expect to issue additional all-source competitive solicitation requests during 2022.

Initial bids for the January 2020 RFP were received in July 2020. A third-party RFP Administrator evaluated the bids with the following portfolio of projects selected:

•Laurel Generating Station - the construction of a 175 MW natural gas-fired generation plant near Laurel, Montana, at a cost of approximately $250 million, which we will own;
•Beartooth Battery - A 20-year agreement to purchase capacity and ancillary services produced from a 50 MW battery energy storage facility that will be constructed in Yellowstone County, Montana; and
•Powerex Transaction - a 5-year power purchase agreement for 100 MWs of capacity and energy products originating predominately from hydroelectric resources.

On May 19, 2021, we filed an application with the MPSC for approval to acquire the Laurel Generating Station and Beartooth Battery agreement as new capacity resources. These resources, together with the Powerex Transaction, will help address our identified capacity shortage. The Powerex Transaction, is not part of this application with the MPSC. On July 26, 2021, the MPSC concluded that the application met the minimum filing requirements and is adequate. This triggers the requirement that the MPSC issue an order within 270 days of receipt of an adequate application. The MPSC can grant itself an additional 90 days if it determines that extraordinary circumstances require it. Assuming approval of the Laurel Generating Station project, the costs would be incremental to our current capital and financing projections.

Regulatory Update

We do not expect to make general rate case filings in any of our regulatory jurisdictions during 2021. We have recently filed several other regulatory filings, primarily in our Montana jurisdiction, including:

•An April 15, 2021 filing of a motion requesting to delay the implementation of our fixed cost recovery mechanism pilot in our Montana jurisdiction for another year until July 2022 or beyond, due to the continued uncertainties created by the COVID-19 pandemic. On June 29, 2021, the MPSC granted our motion and a written order is pending; and
•An April 21, 2021 filing requesting approval to increase the forecasted costs used to develop rates for the recovery of electric power costs through our Power Costs and Credits Adjustment Mechanism (PCCAM) by approximately $17 million, or potentially a greater increase to reflect current market prices and new capacity contracts. On June 29, 2021, the MPSC approved implementing our request for interim rates reflecting the $17 million increase, subject to refund.

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

The Nebraska Public Service Commission (NPSC) opened a docket on March 2, 2021 to investigate the effect of this cold weather event on natural gas supply. In this docket, we proposed recovery of our costs for February 13, 2021 to February 18, 2021 over a two-year period, which was subsequently approved by the NPSC on May 11, 2021, and a regulatory asset of approximately $26 million was recorded for these costs, with a remaining balance of $26.0 million as of June 30, 2021.

The South Dakota Public Utilities Commission issued an order allowing recovery of natural gas costs for the same time period over a one-year period, effective March 2, 2021. A regulatory asset of approximately $22.0 million was recorded for these costs, with a remaining balance of $17.5 million as of June 30, 2021.

COVID-19 Pandemic

The COVID-19 pandemic has had widespread impacts on people, economies, businesses and financial markets. Beginning in March 2020, the pandemic and resulting economic conditions began impacting our business operations and financial results. Our 2020 financial results were impacted by lower sales volumes, an increase in reserves for uncollectible accounts and an increase in interest expense, partly offset by lower operating, general and administrative expenses. We have experienced improving conditions in our service territories during 2021, which has positively impacted our business as compared to 2020. The ultimate impact of the pandemic on our financial results for 2021 and beyond depends on the evolving landscape of the pandemic and the public health responses to contain it, as well as the substance and pace of the macroeconomic recovery. If health conditions deteriorate or the economic recovery stalls, it could have the result of lower demand for electricity and natural gas, as well as reduced ability of various customers, contractors, suppliers and other business partners to fulfill their obligations. These impacts could have a material adverse effect on our results of operations, financial condition and prospects.

Financing Activity

We anticipate financing our ongoing maintenance and capital programs with a combination of cash flows from operations, first mortgage bonds and equity issuances.

In March 2021, we issued and sold $100.0 million aggregate principal amount of Montana First Mortgage Bonds at a fixed interest rate of 1.00% maturing on March 26, 2024. The net proceeds were used to repay in full our outstanding $100.0 million one-year term loan that was due April 2, 2021.

In April 2021, we entered into an Equity Distribution Agreement pursuant to which we may offer and sell shares of our common stock from time to time, having an aggregate gross sales price of up to $200.0 million, through an ATM program, including an equity forward sales component. During the three months ended June 30, 2021, we issued 879,309 shares of our common stock at an average price of $64.91, for net proceeds of $56.3 million. We expect to issue the remainder of the $200.0 million in 2021 to support our current capital program and maintain and protect our credit ratings. Capital investment in response to our Montana electric supply resource planning would be incremental to these amounts. Financing plans are subject to change, depending on capital expenditures, regulatory outcomes, internal cash generation, market conditions and other factors.

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

OVERALL CONSOLIDATED RESULTS

Three Months Ended June 30, 2021 Compared with the Three Months Ended June 30, 2020

Consolidated net income for the three months ended June 30, 2021 was $37.2 million as compared with $21.5 million for the same period in 2020. This increase was primarily due to improved gross margin driven by higher Montana transmission loads and rates, a favorable electric QF liability adjustment as compared with the prior period, and warmer spring weather, partly offset by higher operating costs and income tax expense.
Consolidated operating revenues for the three months ended June 30, 2021 were $298.2 million as compared with $269.3 million for the same period in 2020. Consolidated gross margin for the three months ended June 30, 2021 was $230.3 million as compared with $208.3 million for the same period in 2020, an increase of $22.0 million.

	Electric		Natural Gas		Total
	2021	2020	2021	2020	2021	2020
	(dollars in millions)
Reconciliation of operating revenue to gross margin:
Operating Revenues	$241.4	$217.9	$56.8	$51.4	$298.2	$269.3
Cost of Sales	49.2	48.3	18.7	12.7	67.9	61.0
Gross Margin(1)	$192.2	$169.6	$38.1	$38.7	$230.3	$208.3
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

	Three Months Ended June 30,
	2021	2020	Change	% Change
	(dollars in millions)
Gross Margin
Electric	$192.2	$169.6	$22.6	13.3%
Natural Gas	38.1	38.7	(0.6)	(1.6)
Total Gross Margin(1)	$230.3	$208.3	$22.0	10.6%
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Primary components of the change in gross margin include the following (in millions):

Gross Margin 2021 vs. 2020
Gross Margin Items Impacting Net Income
Electric transmission	$9.1
Electric QF liability adjustment	6.1
Electric retail volumes	5.6
Montana electric supply cost recovery	(0.8)
Natural gas retail volumes	(0.5)
Montana natural gas production rates	(0.2)
Other	0.9
Change in Gross Margin Impacting Net Income	20.2
Gross Margin Items Offset Within Net Income
Operating expenses recovered in revenue, offset in operating expense	0.8
Production tax credits reducing revenue, offset in income tax benefit	0.5
Property taxes recovered in revenue, offset in property tax expense	0.3
Gas production taxes recovered in revenue, offset in property and other taxes	0.2
Change in Gross Margin Items Offset Within Net Income	1.8
Increase in Consolidated Gross Margin(1)	$22.0
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Consolidated gross margin increased $22.0 million, including a $20.2 million increase from items impacting net income and a $1.8 million increase from items offset within net income.

The change in consolidated gross margin for items impacting net income includes the following:

•Higher Montana transmission rates, the recognition of approximately $4.7 million of deferred interim revenues, and higher demand to transmit energy across our transmission lines due to market conditions and pricing;
•A favorable adjustment of our electric QF liability (unrecoverable costs associated with the Public Utility Regulatory Policies Act of 1978 (PURPA) contracts as part of a 2002 stipulation with the MPSC and other parties) reflecting a $9.2 million gain in 2021, as compared with a $3.1 million gain for the same period in 2020, due to the combination of:
•A $2.6 million favorable reduction in costs for the current contract year to record the annual adjustment for actual output and pricing as compared with a $0.9 million favorable reduction in costs in the prior period;
•A negative adjustment, increasing the QF liability by $2.1 million, reflecting annual actual contract price escalation, which was more than previously estimated, compared to a favorable adjustment of $2.2 million in the prior year due to lower actual price escalation; and
•A favorable adjustment of approximately $8.7 million decreasing the QF liability due to a one-time clarification in contract term.
•An increase in electric retail revenue due to warmer spring weather, overall customer growth, and increased commercial volume as compared to the prior year. Residential retail volumes remained flat with warmer spring weather offset by lower usage than in the prior period;
•Higher Montana electric supply costs as compared with the prior period;
•A decrease in gas volumes due to warmer weather, partly offset by customer growth; and
•A reduction of rates from the step down of our Montana gas production assets.

	Three Months Ended June 30,
	2021	2020	Change	% Change
	(dollars in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$77.1	$71.7	$5.4	7.5%
Property and other taxes	47.3	47.0	0.3	0.6
Depreciation and depletion	46.8	44.8	2.0	4.5
	$171.2	$163.5	$7.7	4.7%

Consolidated operating, general and administrative expenses were $77.1 million for the three months ended June 30, 2021, as compared with $71.7 million for the three months ended June 30, 2020. Primary components of the change include the following (in millions):

Operating, General & Administrative Expenses
2021 vs. 2020
Operating, General & Administrative Expenses Impacting Net Income
Generation maintenance	$2.0
Employee benefits	1.0
Technology implementation and maintenance	0.9
Labor	0.3
Travel and training	0.2
Uncollectible accounts	(2.8)
Other	1.6
Change in Items Impacting Net Income	3.2

Operating, General & Administrative Expenses Offset Within Net Income
Non-employee directors deferred compensation, offset in other income	0.8
Operating expenses recovered in trackers, offset in revenue	0.8
Pension and other postretirement benefits, offset in other income	0.6
Change in Operating, General & Administrative Expense Items Offset Within Net Income	2.2
Increase in Operating, General & Administrative Expenses	$5.4

Consolidated operating, general and administrative expenses increased $5.4 million, including a $3.2 million increase from items impacting net income and a $2.2 million increase from items offset within net income.

The change in consolidated operating, general and administrative expenses for items impacting net income includes the following:

•Higher maintenance costs at our electric generation facilities;
•Higher employee benefit costs primarily due to an increase in medical benefits;
•Higher technology implementation and maintenance costs;
•Higher labor costs due primarily to compensation increases, partly offset by more time being spent by employees on capital projects than maintenance projects (which are expensed);
•Higher travel and training costs; and
•Decreased uncollectible accounts due to collections of previously written off amounts in the current period. In the second quarter of 2020, we voluntarily suspended service disconnections for non-payment, to help customers who may be financially impacted by the COVID-19 pandemic.

Property and other taxes were $47.3 million for the three months ended June 30, 2021, as compared with $47.0 million in the same period of 2020. This increase was due primarily to an increase in Montana state and local taxes. We estimate property taxes throughout each year, and update those estimates based on valuation reports received from the Montana Department of

Revenue. Under Montana law, we are allowed to track the increases in the actual level of state and local taxes and fees and adjust our rates to recover the increase between rate cases less the amount allocated to FERC-jurisdictional customers and net of the associated income tax benefit.

Depreciation and depletion expense was $46.8 million for the three months ended June 30, 2021, as compared with $44.8 million in the same period of 2020. This increase was primarily due to plant additions.

Consolidated operating income for the three months ended June 30, 2021 was $59.0 million as compared with $44.8 million in the same period of 2020. This increase was primarily due to improved gross margin driven by higher Montana transmission loads and rates, a favorable electric QF liability adjustment as compared with the prior period, and warmer spring weather, offset in part by higher operating expenses.

Consolidated interest expense was $23.5 million for the three months ended June 30, 2021 as compared with $24.3 million for the same period of 2020. This decrease was primarily due to higher capitalization of Allowance for Funds Used During Construction (AFUDC), partly offset by higher borrowings.

Consolidated other income was $3.0 million for the three months ended June 30, 2021 as compared to $0.2 million during the same period of 2020. This increase includes approximately $1.4 million related to items offset in operating, general and administrative expense with no impact to net income, and higher capitalization of AFUDC. Items offset in operating, general and administrative expense includes approximately $0.8 million increase in the value of deferred shares held in trust for non-employee directors deferred compensation and a decrease in other pension expense of $0.6 million.

Consolidated income tax expense for the three months ended June 30, 2021 was $1.4 million as compared to an income tax benefit of $0.7 million in the same period of 2020. Our effective tax rate for the three months ended June 30, 2021 was 3.4% as compared with (3.5)% for the same period in 2020. We expect our effective tax rate to range between (2.5)% to 2.5% in 2021.

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in millions):

	Three Months Ended June 30,
	2021		2020
Income Before Income Taxes	$38.6		$20.8

Income tax calculated at federal statutory rate	8.1	21.0%	4.4	21.0%

Permanent or flow-through adjustments:
State income tax, net of federal provisions	0.2	0.6	0.0	0.0
Flow-through repairs deductions	(4.2)	(11.0)	(3.2)	(15.4)
Production tax credits	(2.3)	(5.9)	(1.8)	(8.5)
Plant and depreciation of flow-through items	(0.2)	(0.5)	0.1	0.3
Amortization of excess deferred income tax	(0.1)	(0.4)	(0.2)	(0.7)
Other, net	(0.1)	(0.4)	0.0	(0.2)
	(6.7)	(17.6)	(5.1)	(24.5)

Income tax expense (benefit)	$1.4	3.4%	$(0.7)	(3.5)%

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

Six Months Ended June 30, 2021 Compared with the Six Months Ended June 30, 2020

Consolidated net income for the six months ended June 30, 2021 was $100.3 million as compared with $72.2 million for the same period in 2020. This increase was primarily due to improved gross margin driven by higher Montana transmission loads and rates, a favorable electric QF liability adjustment as compared with the prior period, favorable weather, and higher commercial demand as compared to the prior year due to the COVID-19 pandemic related shutdowns, partly offset by higher Montana electric supply costs, depreciation expense, and income tax expense.
Consolidated operating revenues for the six months ended June 30, 2021 were $699.0 million as compared with $604.6 million for the same period in 2020. Consolidated gross margin for the six months ended June 30, 2021 was $486.5 million as compared with $452.3 million for the same period in 2020, an increase of $34.2 million.

	Electric		Natural Gas		Total
	2021	2020	2021	2020	2021	2020
	(dollars in millions)
Reconciliation of operating revenue to gross margin:
Operating Revenues	$511.5	$462.5	$187.5	$142.1	$699.0	$604.6
Cost of Sales	129.4	112.1	83.1	40.2	212.5	152.3
Gross Margin(1)	$382.1	$350.4	$104.4	$101.9	$486.5	$452.3
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

	Six Months Ended June 30,
	2021	2020	Change	% Change
	(dollars in millions)
Gross Margin
Electric	$382.1	$350.4	$31.7	9.0%
Natural Gas	104.4	101.9	2.5	2.5
Total Gross Margin(1)	$486.5	$452.3	$34.2	7.6%
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Primary components of the change in gross margin include the following (in millions):

Gross Margin 2021 vs. 2020
Gross Margin Items Impacting Net Income
Electric transmission	$11.2
Electric retail volumes	9.7
Electric QF liability adjustment	6.1
Natural gas retail volumes	2.3
Montana electric supply cost recovery	(2.2)
Montana natural gas production rates	(0.7)
Other	3.7
Change in Gross Margin Impacting Net Income	30.1
Gross Margin Items Offset Within Net Income
Property taxes recovered in revenue, offset in property tax expense	2.3
Production tax credits reducing revenue, offset in income tax benefit	1.6
Gas production taxes recovered in revenue, offset in property and other taxes	0.2
Change in Gross Margin Items Offset Within Net Income	4.1
Increase in Consolidated Gross Margin(1)	$34.2
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Consolidated gross margin increased $34.2 million, including a $30.1 million increase from items impacting net income and a $4.1 million increase from items offset within net income.

The change in consolidated gross margin for items impacting net income includes the following:

•Higher Montana transmission rates, the recognition of approximately $4.7 million of deferred interim revenues, and higher demand to transmit energy across our transmission lines due to market conditions and pricing;
•An increase in electric retail revenue driven by colder winter weather in Montana, warmer spring weather in both Montana and South Dakota jurisdictions, customer growth, and increased commercial volume in the current period as compared to the COVID-19 pandemic related shutdowns in the prior year, partly offset by warmer winter weather in South Dakota;
•A more favorable adjustment of our electric QF liability (unrecoverable costs associated with PURPA contracts as part of a 2002 stipulation with the MPSC and other parties) reflecting a $9.2 million gain in 2021, as compared with a $3.1 million gain for the same period in 2020, due to the combination of:
•A $2.6 million favorable reduction in costs for the current contract year to record the annual adjustment for actual output and pricing as compared with a $0.9 million favorable reduction in costs in the prior period;
•A negative adjustment, increasing the QF liability by $2.1 million, reflecting annual actual contract price escalation, which was more than previously estimated, compared to a favorable adjustment of $2.2 million in the prior year due to lower actual price escalation; and
•A favorable adjustment of approximately $8.7 million decreasing the QF liability due to a one-time clarification in contract term.
•An increase in gas retail volumes due to colder winter weather in our Montana and Nebraska jurisdictions and customer growth, partly offset by warmer winter weather in our South Dakota jurisdiction and warmer spring weather in all jurisdictions;
•Higher Montana electric supply costs as compared with the prior period; and
•A reduction of rates from the step down of our Montana gas production assets.

	Six Months Ended June 30,
	2021	2020	Change	% Change
	(dollars in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$158.0	$150.7	$7.3	4.8%
Property and other taxes	94.8	91.5	3.3	3.6
Depreciation and depletion	93.8	90.0	3.8	4.2
	$346.6	$332.2	$14.4	4.3%

Consolidated operating, general and administrative expenses were $158.0 million for the six months ended June 30, 2021, as compared with $150.7 million for the six months ended June 30, 2020. Primary components of the change include the following (in millions):

Operating, General & Administrative Expenses
2021 vs. 2020
Operating, General & Administrative Expenses Impacting Net Income
Generation maintenance	$1.7
Employee benefits	1.4
Technology implementation and maintenance	0.6
Uncollectible accounts	(4.4)
Travel and training	(0.4)
Other	0.7
Change in Items Impacting Net Income	(0.4)

Operating, General & Administrative Expenses Offset Within Net Income
Non-employee directors deferred compensation, offset in other income	5.3
Pension and other postretirement benefits, offset in other income	2.4
Change in Operating, General & Administrative Expense Items Offset Within Net Income	7.7
Increase in Operating, General & Administrative Expenses	$7.3

Consolidated operating, general and administrative expenses increased $7.3 million, including a $0.4 million decrease from items impacting net income and a $7.7 million increase from items offset within net income.

The change in consolidated operating, general and administrative expenses for items impacting net income includes the following:

•Higher maintenance costs at our electric generation facilities;
•Higher employee benefit costs primarily due to an increase in medical benefits;
•Higher technology implementation and maintenance costs;
•Decreased uncollectible accounts due to collections of previously written off amounts in the current period. In the second quarter of 2020, we voluntarily suspended service disconnections for non-payment, to help customers who may be financially impacted by the COVID-19 pandemic; and
•A reduction in travel and training costs due to the impacts of the COVID-19 pandemic.

Property and other taxes were $94.8 million for the six months ended June 30, 2021, as compared with $91.5 million in the same period of 2020. This increase was due primarily to an increase in Montana state and local taxes. We estimate property taxes throughout each year, and update those estimates based on valuation reports received from the Montana Department of Revenue. Under Montana law, we are allowed to track the increases in the actual level of state and local taxes and fees and adjust our rates to recover the increase between rate cases less the amount allocated to FERC-jurisdictional customers and net of the associated income tax benefit.

Depreciation and depletion expense was $93.8 million for the six months ended June 30, 2021, as compared with $90.0 million in the same period of 2020. This increase was primarily due to plant additions.

Consolidated operating income for the six months ended June 30, 2021 was $140.0 million as compared with $120.1 million in the same period of 2020. This increase was primarily due to improved gross margin driven by higher Montana transmission loads and rates, a favorable electric QF liability adjustment as compared with the prior period, and favorable weather, partly offset by higher operating costs.

Consolidated interest expense was $47.0 million for the six months ended June 30, 2021 as compared with $48.6 million for the same period of 2020. This decrease was primarily due to higher capitalization of AFUDC, partly offset by higher borrowings.

Consolidated other income was $8.6 million for the six months ended June 30, 2021 as compared to consolidated other expense of $1.8 million during the same period of 2020. This increase includes approximately $7.7 million related to items offset in operating, general and administrative expense with no impact to net income and higher capitalization of AFUDC. Items offset in operating, general and administrative expense includes a $5.3 million increase in the value of deferred shares held in trust for non-employee directors deferred compensation and a decrease in other pension expense of $2.4 million.

Consolidated income tax expense for the six months ended June 30, 2021 was $1.3 million as compared to an income tax benefit of $2.5 million in the same period of 2020. Our effective tax rate for the six months ended June 30, 2021 was 1.3% as compared with (3.6)% for the same period in 2020. We expect our effective tax rate to range between (2.5)% to 2.5% in 2021.

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in millions):

	Six Months Ended June 30,
	2021		2020
Income Before Income Taxes	$101.7		$69.7

Income tax calculated at federal statutory rate	21.3	21.0%	14.6	21.0%

Permanent or flow-through adjustments:
State income tax, net of federal provisions	0.3	0.3	0.0	0.1
Flow-through repairs deductions	(12.1)	(11.9)	(10.6)	(15.3)
Production tax credits	(6.6)	(6.5)	(5.3)	(7.7)
Plant and depreciation of flow-through items	(0.5)	(0.5)	0.2	0.3
Amortization of excess deferred income tax	(0.4)	(0.4)	(0.5)	(0.7)
Share-based compensation	(0.3)	(0.3)	(0.6)	(0.9)
Other, net	(0.4)	(0.4)	(0.3)	(0.4)
	(20.0)	(19.7)	(17.1)	(24.6)

Income tax expense (benefit)	$1.3	1.3%	$(2.5)	(3.6)%

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
•Transmission: Reflects transmission revenues regulated by the FERC.
•Wholesale and other are largely gross margin neutral as they are offset by changes in cost of sales.

Three Months Ended June 30, 2021 Compared with the Three Months Ended June 30, 2020

	Revenues		Change		Megawatt Hours (MWH)		Avg. Customer Counts
	2021	2020	$	%	2021	2020	2021	2020
	(in thousands)
Montana	$69,884	$70,589	$(705)	(1.0)%	575	577	311,264	306,797
South Dakota	14,401	14,597	(196)	(1.3)	119	123	50,734	50,660
Residential	84,285	85,186	(901)	(1.1)	694	700	361,998	357,457
Montana	84,555	77,426	7,129	9.2	762	684	71,400	69,837
South Dakota	24,053	23,190	863	3.7	252	243	12,805	12,830
Commercial	108,608	100,616	7,992	7.9	1,014	927	84,205	82,667
Industrial	9,224	9,192	32	0.3	618	730	77	78
Other	9,118	9,242	(124)	(1.3)	49	50	6,373	6,403
Total Retail Electric	$211,235	$204,236	$6,999	3.4%	2,375	2,407	452,653	446,605
Regulatory amortization	5,201	(116)	5,317	(4583.6)
Transmission	23,862	12,895	10,967	85.0
Wholesale and Other	1,142	923	219	23.7
Total Revenues	$241,440	$217,938	$23,502	10.8%
Total Cost of Sales	49,239	48,305	934	1.9
Gross Margin(1)	$192,201	$169,633	$22,568	13.3%
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

	Cooling Degree Days			2021 as compared with:
	2021	2020	Historic Average	2020	Historic Average
Montana	139	55	55	153% warmer	153% warmer
South Dakota	148	89	61	66% warmer	143% warmer
	Heating Degree Days			2021 as compared with:
	2021	2020	Historic Average	2020	Historic Average
Montana	1,167	1,227	1,164	5% warmer	remained flat
South Dakota	1,365	1,464	1,487	7% warmer	8% warmer

The following summarizes the components of the changes in electric gross margin for the three months ended June 30, 2021 and 2020 (in millions):

Gross Margin 2021 vs. 2020
Gross Margin Items Impacting Net Income
Transmission	$9.1
Electric QF liability adjustment	6.1
Retail volumes	5.6
Montana electric supply cost recovery	(0.8)
Other	0.8
Change in Gross Margin Impacting Net Income	20.8

Gross Margin Items Offset Within Net Income
Operating expenses recovered in revenue, offset in operating expense	1.1
Production tax credits reducing revenue, offset in income tax benefit	0.5
Property taxes recovered in revenue, offset in property tax expense	0.2
Change in Gross Margin Items Offset Within Net Income	1.8
Increase in Gross Margin(1)	$22.6
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Gross margin increased $22.6 million, including a $20.8 million increase from items impacting net income and a $1.8 million increase from items offset within net income.

The change in gross margin for items impacting net income includes the following:

•Higher Montana transmission rates, the recognition of approximately $4.7 million of deferred interim revenues, and higher demand to transmit energy across our transmission lines due to market conditions and pricing;
•A more favorable adjustment of our electric QF liability (unrecoverable costs associated with PURPA contracts as part of a 2002 stipulation with the MPSC and other parties) reflecting a $9.2 million gain in 2021, as compared with a $3.1 million gain for the same period in 2020, due to the combination of:
•A $2.6 million favorable reduction in costs for the current contract year to record the annual adjustment for actual output and pricing as compared with a $0.9 million favorable reduction in costs in the prior period;
•A negative adjustment, increasing the QF liability by $2.1 million, reflecting annual actual contract price escalation, which was more than previously estimated, compared to a favorable adjustment of $2.2 million in the prior year due to lower actual price escalation; and
•A favorable adjustment of approximately $8.7 million decreasing the QF liability due to a one-time clarification in contract term.
•An increase in electric retail revenue due to warmer spring weather, overall customer growth, and increased commercial volume as compared to the prior year. Residential retail volumes remained flat with warmer spring weather offset by lower usage than in the prior period; and
•Higher Montana electric supply costs as compared with the prior period.

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

Six Months Ended June 30, 2021 Compared with the Six Months Ended June 30, 2020

	Revenues		Change		Megawatt Hours (MWH)		Avg. Customer Counts
	2021	2020	$	%	2021	2020	2021	2020
	(in thousands)
Montana	$165,903	$159,228	$6,675	4.2%	1,375	1,310	310,750	306,384
South Dakota	32,150	33,515	(1,365)	(4.1)	295	303	50,770	50,651
Residential	198,053	192,743	5,310	2.8	1,670	1,613	361,520	357,035
Montana	171,396	163,432	7,964	4.9	1,551	1,476	71,273	69,764
South Dakota	48,171	49,685	(1,514)	(3.0)	530	534	12,763	12,782
Commercial	219,567	213,117	6,450	3.0	2,081	2,010	84,036	82,546
Industrial	18,939	17,951	988	5.5	1,231	1,405	77	78
Other	13,710	14,490	(780)	(5.4)	66	71	5,561	5,604
Total Retail Electric	$450,269	$438,301	$11,968	2.7%	5,048	5,099	451,194	445,263
Regulatory amortization	19,991	(3,749)	23,740	(633.2)
Transmission	38,591	25,504	13,087	51.3
Wholesale and Other	2,660	2,507	153	6.1
Total Revenues	$511,511	$462,563	$48,948	10.6%
Total Cost of Sales	129,427	112,139	17,288	15.4
Gross Margin(1)	$382,084	$350,424	$31,660	9.0%
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

	Cooling Degree Days			2020 as compared with:
	2021	2020	Historic Average	2020	Historic Average
Montana	139	55	55	153% warmer	153% warmer
South Dakota	148	89	61	66% warmer	143% warmer
	Heating Degree Days			2021 as compared with:
	2021	2020	Historic Average	2020	Historic Average
Montana	4,429	4,355	4,457	2% cooler	1% warmer
South Dakota	5,165	5,493	5,561	6% warmer	7% warmer

The following summarizes the components of the changes in electric gross margin for the six months ended June 30, 2021 and 2020 (in millions):

Gross Margin 2021 vs. 2020
Gross Margin Items Impacting Net Income
Transmission	$11.2
Retail volumes	9.7
Electric QF liability adjustment	6.1
Montana electric supply cost recovery	(2.2)
Other	3.2
Change in Gross Margin Impacting Net Income	28.0

Gross Margin Items Offset Within Net Income
Property taxes recovered in revenue, offset in property tax expense	1.8
Production tax credits reducing revenue, offset in income tax benefit	1.6
Operating expenses recovered in revenue, offset in operating expense	0.3
Change in Gross Margin Items Offset Within Net Income	3.7
Increase in Gross Margin(1)	$31.7
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Gross margin increased $31.7 million, including a $28.0 million increase from items impacting net income and a $3.7 million increase from items offset within net income.

The change in gross margin for items impacting net income includes the following:

•Higher Montana transmission rates, the recognition of approximately$4.7 million of deferred interim revenues, and higher demand to transmit energy across our transmission lines due to market conditions and pricing;
•An increase in electric retail revenue driven by colder winter weather in Montana, warmer spring weather in both Montana and South Dakota, customer growth, and increased commercial volume as compared to the prior year due to the COVID-19 pandemic related shutdowns, partly offset by warmer winter weather in South Dakota;
•A more favorable adjustment of our electric QF liability (unrecoverable costs associated with PURPA contracts as part of a 2002 stipulation with the MPSC and other parties) reflecting a $9.2 million gain in 2021, as compared with a $3.1 million gain for the same period in 2020, due to the combination of:
•A $2.6 million favorable reduction in costs for the current contract year to record the annual adjustment for actual output and pricing as compared with a $0.9 million favorable reduction in costs in the prior period;
•A negative adjustment, increasing the QF liability by $2.1 million, reflecting annual actual contract price escalation, which was more than previously estimated, compared to a favorable adjustment of $2.2 million in the prior year due to lower actual price escalation; and
•A favorable adjustment of approximately $8.7 million decreasing the QF liability due to a one-time clarification in contract term.
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
•Wholesale: Primarily represents transportation and storage for others.

Three Months Ended June 30, 2021 Compared with the Three Months Ended June 30, 2020

	Revenues		Change		Dekatherms (Dkt)		Avg. Customer Counts
	2021	2020	$	%	2021	2020	2021	2020
	(in thousands)
Montana	$25,503	$17,483	8,020	45.9%	2,188	2,344	179,454	177,089
South Dakota	6,372	4,724	1,648	34.9	572	612	40,962	40,501
Nebraska	3,914	3,522	392	11.1	494	533	37,540	37,537
Residential	35,789	25,729	10,060	39.1	3,254	3,489	257,956	255,127
Montana	13,000	8,236	4,764	57.8	1,181	1,140	24,903	24,489
South Dakota	4,257	2,888	1,369	47.4	536	598	6,874	6,886
Nebraska	1,878	1,539	339	22.0	343	362	4,956	4,975
Commercial	19,135	12,663	6,472	51.1	2,060	2,100	36,733	36,350
Industrial	168	111	57	51.4	14	16	229	231
Other	355	177	178	100.6	42	30	163	152
Total Retail Gas	$55,447	$38,680	$16,767	43.3%	5,370	5,635	295,081	291,860
Regulatory amortization	(7,831)	4,048	(11,879)	(293.5)
Wholesale and other	9,161	8,694	467	5.4
Total Revenues	$56,777	$51,422	$5,355	10.4%
Total Cost of Sales	18,726	12,738	5,988	47.0
Gross Margin(1)	$38,051	$38,684	$(633)	(1.6)%
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

	Heating Degree Days			2021 as compared with:
	2021	2020	Historic Average	2020	Historic Average
Montana	1,205	1,265	1,207	5% warmer	remained flat
South Dakota	1,365	1,464	1,487	7% warmer	8% warmer
Nebraska	1,069	1,136	1,216	6% warmer	12% warmer

The following summarizes the components of the changes in natural gas gross margin for the three months ended June 30, 2021 and 2020:

Gross Margin 2021 vs. 2020
(in millions)
Gross Margin Items Impacting Net Income
Retail volumes	$(0.5)
Montana natural gas production rates	(0.2)
Other	0.1
Change in Gross Margin Impacting Net Income	(0.6)

Gross Margin Items Offset Within Net Income
Operating expenses recovered in trackers	(0.3)
Gas production taxes	0.2
Property tax revenue, offset in property tax expense	0.1
Change in Gross Margin Items Offset Within Net Income	—
Decrease in Gross Margin(1)	$(0.6)
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Gross margin decreased $0.6 million, including a $0.6 million decrease for items impacting net income. The items offset within net income offset one another for no impact to gross margin.

The change in gross margin for items impacting net income includes the following:

•A decrease in gas volumes due to warmer spring weather, partly offset by customer growth; and
•A reduction of rates from the step down of our Montana gas production assets.

Our wholesale and other revenues are largely gross margin neutral as they are offset by changes in cost of sales.

Six Months Ended June 30, 2021 Compared with the Six Months Ended June 30, 2020

	Revenues		Change		Dekatherms (Dkt)		Avg. Customer Counts
	2021	2020	$	%	2021	2020	2021	2020
	(in thousands)
Montana	$72,514	$55,778	16,736	30.0%	8,274	7,980	179,226	176,847
South Dakota	16,475	14,995	1,480	9.9	2,142	2,196	41,050	40,544
Nebraska	12,155	11,209	946	8.4	1,843	1,828	37,638	37,580
Residential	101,144	81,982	19,162	23.4	12,259	12,004	257,914	254,971
Montana	36,780	27,390	9,390	34.3	4,374	4,062	24,877	24,477
South Dakota	10,781	10,183	598	5.9	1,881	2,191	6,887	6,902
Nebraska	6,279	5,600	679	12.1	1,253	1,250	4,969	4,988
Commercial	53,840	43,173	10,667	24.7	7,508	7,503	36,733	36,367
Industrial	650	451	199	44.1	80	70	230	232
Other	844	520	324	62.3	118	93	161	152
Total Retail Gas	$156,478	$126,126	$30,352	24.1%	19,965	19,670	295,038	291,722
Regulatory amortization	12,536	(2,298)	14,834	(645.5)
Wholesale and other	18,495	18,224	271	1.5
Total Revenues	$187,509	$142,052	$45,457	32.0%
Total Cost of Sales	83,051	40,176	42,875	106.7
Gross Margin(1)	$104,458	$101,876	$2,582	2.5%
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

	Heating Degree Days			2021 as compared with:
	2021	2020	Historic Average	2020	Historic Average
Montana	4,467	4,401	4,538	1% cooler	2% warmer
South Dakota	5,165	5,493	5,561	6% warmer	7% warmer
Nebraska	4,423	4,210	4,599	5% cooler	4% warmer

The following summarizes the components of the changes in natural gas gross margin for the six months ended June 30, 2021 and 2020:

Gross Margin 2021 vs. 2020
(in millions)
Gross Margin Items Impacting Net Income
Retail volumes	$2.3
Montana natural gas production rates	(0.7)
Other	0.5
Change in Gross Margin Impacting Net Income	2.1

Gross Margin Items Offset Within Net Income
Property tax revenue, offset in property tax expense	0.5
Gas production taxes	0.2
Operating expenses recovered in trackers	(0.3)
Change in Gross Margin Items Offset Within Net Income	0.4
Increase in Gross Margin(1)	$2.5
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Gross margin increased $2.5 million, including a $2.1 million increase for items impacting net income and a $0.4 million increase from items offset within net income.

The change in gross margin for items impacting net income includes the following:

•An increase in gas volumes due to colder winter weather in our Montana and Nebraska jurisdictions and customer growth, partly offset by warmer winter weather in our South Dakota jurisdiction and warmer spring weather in all jurisdictions; and
•A reduction of rates from the step down of our Montana gas production assets.

Our wholesale and other revenues are largely gross margin neutral as they are offset by changes in cost of sales.

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

We utilize availability under our credit facilities to manage our cash flows due to the seasonality of our business, and utilize any cash on hand in excess of current operating requirements to invest in our business and reduce borrowings. As of June 30, 2021, our total net liquidity was approximately $145.9 million, including $5.9 million of cash and $140.0 million of revolving credit facility availability. As of June 30, 2021, there were no letters of credit outstanding and $310.0 million in outstanding borrowings under our credit facilities. Availability under our credit facilities was $143.0 million as of July 23, 2021.

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

In April 2021, we entered into an Equity Distribution Agreement pursuant to which we may offer and sell shares of our common stock from time to time, having an aggregate gross sales price of up to $200.0 million, through an ATM program, including an equity forward sales component. During the three months ended June 30, 2021, we issued 879,309 shares of our common stock at an average price of $64.91, for net proceeds of $56.3 million, which is net of sales commissions and other fees paid of approximately $0.8 million. We expect to issue the remainder of the $200.0 million in 2021 to support our current capital program and maintain and protect our credit ratings. Capital investment in response to our Montana electric supply resource planning would be incremental to these amounts. Financing plans are subject to change, depending on capital expenditures, regulatory outcomes, internal cash generation, market conditions and other factors.

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

As of June 30, 2021, we have under collected our costs recovered through tracking mechanisms by approximately $25.2 million. We under collected our costs by approximately $5.7 million as of December 31, 2020 and under collected our costs by approximately $12.8 million as of June 30, 2020.

Credit Ratings

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are favorable to us and our customers, may impact our trade credit availability, and could result in the need to issue additional equity securities. Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s), and S&P Global Ratings (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. As of July 23, 2021, our current ratings with these agencies are as follows:

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

Cash Flows

The following table summarizes our consolidated cash flows (in millions):

	Six Months Ended June 30,
	2021	2020
Operating Activities
Net income	$100.3	$72.2
Non-cash adjustments to net income	95.7	94.3
Changes in working capital	(59.0)	56.9
Other noncurrent assets and liabilities	(32.5)	(4.2)
Cash Provided by Operating Activities	104.5	219.2

Investing Activities
Property, plant and equipment additions	(182.2)	(176.5)
Investment in equity securities	(0.6)	—
Cash Used in Investing Activities	(182.8)	(176.5)

Financing Activities
Proceeds from issuance of common stock, net	56.3	—
Issuance of long-term debt, net	99.9	150.0
(Repayments) issuance of short-term borrowings	(100.0)	100.0
Line of credit borrowings (repayments), net	88.0	(225.0)
Dividends on common stock	(62.8)	(60.2)
Financing costs	(0.6)	(1.1)
Other	—	(2.1)
Cash Provided by (Used in) Financing Activities	80.8	(38.4)

Increase in Cash, Cash Equivalents, and Restricted Cash	2.5	4.3
Cash, Cash Equivalents, and Restricted Cash, beginning of period	17.1	12.1
Cash, Cash Equivalents, and Restricted Cash, end of period	$19.6	$16.4

Cash Provided by Operating Activities

As of June 30, 2021, cash, cash equivalents, and restricted cash were $19.6 million as compared with $17.1 million at December 31, 2020 and $16.4 million at June 30, 2020. Cash provided by operating activities totaled $104.5 million for the six months ended June 30, 2021 as compared with $219.2 million during the six months ended June 30, 2020. This decrease in operating cash flows is primarily due to an $82.8 million increase in market purchases of supply during the February cold weather event resulting in an undercollection of supply costs from customers in the current period, and a refund of approximately $20.5 million to our FERC regulated wholesale customers.

Cash Used in Investing Activities

Cash used in investing activities increased by approximately $6.3 million as compared with the first six months of 2020. Plant additions during the first six months of 2021 include maintenance additions of approximately $135.0 million and capacity related capital expenditures of $47.2 million. Plant additions during the first six months of 2020 included maintenance additions of approximately $114.4 million and capacity related capital expenditures of approximately $62.1 million.

Cash Provided by (Used in) Financing Activities

Cash provided by financing activities totaled $80.8 million during the six months ended June 30, 2021 as compared with cash used in financing activities of $38.4 million during the six months ended June 30, 2020. During the six months ended June 30, 2021, cash provided by financing activities reflects net proceeds from the issuance of debt of $99.9 million, net issuances under our revolving lines of credit of $88.0 million, and proceeds received from the issuance of common stock pursuant to our ATM program of $56.3 million, offset in part by repayments of our short-term borrowings of $100.0 million and payment of dividends of $62.8 million. During the six months ended June 30, 2020, net cash used in financing activities reflects net repayments under our revolving lines of credit of $225.0 million and dividends of $60.2 million, offset in part by proceeds from the issuance of debt of $150.0 million and short term borrowings of $100.0 million.

Capital Requirements

Our capital expenditures program is subject to continuing review and modification. Actual utility construction expenditures may vary from estimates due to changes in electric and natural gas projected load growth, changing business operating conditions and other business factors. We anticipate funding capital expenditures through cash flows from operations, available credit sources, debt and equity issuances. Our estimated capital expenditures are discussed in our Annual Report on Form 10-K for the year ended December 31, 2020 within the Management’s Discussion and Analysis of Financial Condition and Results of Operations under the "Significant Infrastructure Investments and Initiatives" section. As of June 30, 2021, there have been no material changes in our estimated capital expenditures. If the MPSC approves our $250 million acquisition of the Laurel Generating Station, this project cost will be incremental to our current estimated capital expenditure program.

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of June 30, 2021. See our Annual Report on Form 10-K for the year ended December 31, 2020 for additional discussion.

	Total	2021	2022	2023	2024	2025	Thereafter
	(in thousands)
Long-term debt (1)	$2,516,637	$—	$—	$454,660	$100,000	$300,000	$1,661,977
Finance leases	16,155	2,026	2,875	3,097	3,338	3,596	1,223
Estimated pension and other postretirement obligations (2)	58,327	7,534	12,905	12,905	12,492	12,491	NA
Qualifying facilities liability (3)	503,566	39,054	80,355	82,452	73,933	59,180	168,592
Supply and capacity contracts (4)	2,411,756	158,728	207,523	232,102	195,272	190,226	1,427,905
Contractual interest payments on debt (5)	1,534,448	43,552	87,104	85,177	79,760	78,358	1,160,497
Total Commitments (6)	$7,040,889	$250,894	$390,762	$870,393	$464,795	$643,851	$4,420,194
_________________________
(1)Represents cash payments for long-term debt and excludes $13.3 million of debt discounts and debt issuance costs, net.
(2)We estimate cash obligations related to our pension and other postretirement benefit programs for five years, as it is not practicable to estimate thereafter. Pension and postretirement benefit estimates reflect our expected cash contributions, which may be in excess of minimum funding requirements.
(3)Certain QFs require us to purchase minimum amounts of energy at prices ranging from $42 to $136 per MWH through 2029. Our estimated gross contractual obligation related to these QFs is approximately $503.6 million. A portion of the costs incurred to purchase this energy is recoverable through rates authorized by the MPSC, totaling approximately $418.5 million.
(4)We have entered into various purchase commitments, largely purchased power, electric transmission, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 26 years and exclude contract payments associated with the Beartooth Battery agreement, which is subject to approval by the MPSC.
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

Other Obligations - As a co-owner of Colstrip, we provided surety bonds of approximately $19.9 million and $22.8 million as of June 30, 2021 and December 31, 2020, respectively, on behalf of the operator to ensure the operation and maintenance of remedial and closure actions are carried out related to the Administrative Order on Consent Regarding Impacts Related to

Wastewater Facilities Comprising the Closed-Loop System at Colstrip Steam Electric Stations, Colstrip Montana (the AOC) as required by the MDEQ. As costs are incurred under the AOC, the surety bonds will be reduced.

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

We continually evaluate the appropriateness of our estimates and assumptions. Actual results could differ from those estimates. We consider an estimate to be critical if it is material to the Financial Statements and it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate are reasonably likely to occur from period to period. This includes the accounting for the following: regulatory assets and liabilities, pension and postretirement benefit plans, income taxes and qualifying facilities liability. These policies were disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020. As of June 30, 2021, there have been no material changes in these policies.

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

ITEM 1A.  RISK FACTORS

You should carefully consider the risk factors described below, as well as all other information available to you, before making an investment in our common stock or other securities. Although the risks are organized by headings and each risk is described separately, many of the risks are interrelated.

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

Economic - The COVID-19 pandemic continues to be an evolving situation with an extended disruption of economic activity. Our financial results in 2020 were impacted by lower sales volumes, an increase in reserves for uncollectible accounts and an increase in interest expense, partly offset by lower operating, general and administrative expenses. Decreases in per capita income and level of disposable income, increased unemployment or a decline in consumer confidence have had and could continue to have an adverse effect on our business. Certain of our customers have been, and may again in the future be, required to close down or operate at a lower capacity, which has adversely impacted our business in the short term and may in the future materially adversely affect our business, financial condition and results of operations. While the impact of the COVID-19 pandemic has eased during 2021 and we have experienced improvements in our financial results, there can be no assurance that any decrease in revenues resulting from the COVID-19 pandemic will return to previous levels in the future. In addition, we continue to monitor the capital markets. If conditions deteriorate and disrupt the capital markets and we need to access capital, there can be no assurance that we will be able to obtain such financing on commercially reasonable terms or at all.

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

National, state and local governments have responded to the COVID-19 pandemic in a variety of ways, including, without limitation, by declaring states of emergency, restricting people from gathering in groups or interacting within a certain physical distance (i.e., social distancing), and in certain cases, ordering businesses to close or limit operations or people to stay at home. While there has been a general easing of restrictions through 2021, there can be no guarantee that this trend will continue.

Although we provide critical infrastructure services and are permitted to continue to operate in each of our jurisdictions, there may be restrictions imposed on how we operate, such as disconnect moratoriums.

Any such workforce implications, significant supply chain disruptions, and / or limitations or closures may impact our ability to achieve our capital investment program and could have a material adverse impact on our ability to serve our customers and on our business, financial condition and results of operations.

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

We are subject to regulations under a wide variety of U.S. federal and state regulations and policies. Regulation affects almost every aspect of our business. Changes to federal and state laws and regulations are continuous and ongoing and the Biden Administration, the U.S. Congress, and state legislatures and state administrations may enact and implement new laws and regulations that could adversely and materially affect us. There can be no assurance that laws, regulations and policies will not be changed in ways that result in significant impacts to our business. We cannot predict future changes in laws and regulations, how they will be implemented and interpreted, or the ultimate effect that this changing environment will have on us. Any changes may have a material adverse effect on our financial condition, results of operations, and cash flows.

We are subject to extensive and changing energy, and environmental laws and regulations, including legislative and regulatory responses to climate change, with which compliance may be difficult and costly.

Our operations are subject to laws and regulations imposed by federal, state and local government authorities regarding energy policy, climate change, the environment, air and water quality, GHG emissions, protection of natural resources, migratory birds and other wildlife, solid waste disposal, coal ash and other environmental considerations. We believe that we are in compliance with environmental regulatory requirements.

However, laws and regulations to which we must adhere change, and the Biden Administration’s agenda represents a significant shift in environmental and energy policy, focusing on reducing GHG emissions and climate change issues. This new direction is reflected in several Executive Orders that President Biden issued in January 2021. Together, these orders reflect climate change issues and GHG reductions as central areas of focus for domestic and international regulations, orders and policies. In addition, a parallel focus on reducing GHG emissions is reflected in legislation introduced in March 2021 in the U.S. House of Representatives, called the CLEAN Future Act. We expect other legislation to be introduced and considered by the U.S. House and the U.S. Senate focusing on environmental and energy policy.

These initiatives will likely lead to new and revised energy and environmental laws and regulations. Any such changes, as well as any enforcement actions or judicial decisions regarding those laws and regulations, could affect our costs and the manner in which we conduct our business and could require us to make substantial additional capital expenditures or abandon certain projects.

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

While our Company-wide electric supply portfolio is over 65 percent carbon-free, it does include fossil-fuel resources. Environmental advocacy groups, certain investors and other third parties oppose the operation of fossil-fuel generation, expressing concerns about the environmental and climate-related impacts from fossil fuels. This opposition may increase in scope and frequency depending on a number of variables, including the course of Federal and State laws and environmental regulations and the financial resources devoted to opposition efforts. These risks include litigation against us due to GHG or other emissions or coal combustion residuals disposal and storage; activist shareholder proposals; and increased activism before our regulators. We cannot predict the effect that any such opposition may have on our ability to operate and recover the costs of our generating facilities. In addition, defense costs associated with litigation can be significant and an adverse outcome could require substantial capital expenditures and could possibly require payment of substantial penalties or damages. Such payments or expenditures could affect results of operations, financial condition or cash flows if such costs are not recovered through regulated rates.

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

Colstrip - As part of the settlement of litigation brought by the Sierra Club and the Montana Environmental Information Center against the owners and operator of Colstrip, the owners of Units 1 and 2 agreed to shut down those units no later than July 2022. In January 2020, the owners of Units 1 and 2 closed those two units. We do not have ownership in Units 1 and 2, and decisions regarding those units, including their shut down, were made by their respective owners. The six owners of Units 3 and 4 currently share the operating costs pursuant to the terms of the O&O Agreement. Costs of common facilities were historically shared among the owners of all four units. With the closure of Units 1 and 2, we are incurring additional operating costs with respect to our interest in Unit 4 and expect to experience a negative impact on our transmission revenue due to reduced amounts of energy transmitted across our transmission lines. We would expect to incorporate any reduction in revenue in our next general electric rate filing, resulting in lower revenue credits to certain customers.

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

While we believe closure requires each owner’s consent, there are differences among the owners as to this issue under the O&O Agreement. On March 12, 2021, we initiated The Arbitration under the O&O Agreement, which seeks to resolve the primary issue of whether closure of Units 3 and 4 can be accomplished without each joint owner's consent and to clarify the obligations of the joint owners to continue to fund operations until all joint owners agree on closure.

The Arbitration has given rise to three lawsuits, concerning the number of arbitrators, the venue and the applicable arbitration laws. The four joint owners from the Pacific Northwest assert the Arbitration must be conducted under the O&O Agreement, with one arbitrator, in Spokane County, Washington, and pursuant to the Washington Arbitration Act. The fifth joint owner asserts the Arbitration must be conducted per the terms of Montana Senate Bill 265, which requires the Arbitration must be conducted, with three arbitrators, in Montana and pursuant to the Montana Uniform Arbitration Act. The three initiated lawsuits do not make direct financial demands, and instead, are intended to address issues related to process for the Arbitration.

Since the Arbitration was initiated, and despite the litigation, we have worked and continue to work with the other joint owners to arrive at an agreed up process for the Arbitration.

In response to a letter from several non-governmental organizations, the Washington Utilities and Transportation Commission (WUTC) issued a Notice of Opportunity to Respond to Request to Initiate Investigation on April 13, 2021, in which it sought comment on whether it should “‘initiate a proceeding to investigate Colstrip’s ongoing expenses’ resulting in a ‘clear order or determination from the [WUTC] that continued funding to maintain and operate Colstrip is not consistent with prudent utility practice.’” While the WUTC denied to initiate the requested investigation, this reflects that efforts to close Colstrip Units 3 and 4 continue.

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

Our electric distribution and transmission lines and facilities are exposed to many threats that may impact our infrastructure, as discussed above. These include severe weather, along with accidental and intentional acts that may cause our lines to fail. In addition, tree mortality rates have increased resulting in hazard trees located inside or outside our lines’ rights of way. Hazard trees are those trees that are structurally unsound and could fall into our lines if the trees failed. We are facing challenges to address these trees. The risk of fires is exacerbated in forested areas where there has been a significant increase in the quantity of standing dead and dying timber, primarily as a result of beetle infestation, increasing the risk that such trees may fall from either inside or outside our right-of-way into a power line igniting a fire. The fire risk in the Western states is heightened due to extreme drought and high temperatures. Fires alleged to have been caused by our system could expose us to significant penalties and / or damage claims on theories such as strict liability, negligence, gross negligence, trespass, inverse condemnation, and others.

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

We may have difficulty completing certain operations activities and construction projects if our third-party business partners are unable to deliver ordered supplies or complete contracted services timely.

We place significant reliance on our third-party business partners to supply materials, equipment and labor necessary for us to operate our utility and reliably serve current customers and future customers. As a result of current macroeconomic conditions, both nationally and globally, we have recently experienced issues with our supply chain for materials and components used in our operations and capital project construction activities. Issues include higher prices, scarcities/shortages, and longer fulfillment times for orders from our suppliers. Should these economic conditions and issues continue, we could have difficulty completing the operations activities necessary to serve our customers safely and reliably, and/or achieving our capital investment program, which could have a material adverse impact on our business, financial condition and results of operations.

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

Security threats continue to evolve and adapt and the risk of cyber-based attacks is heightened with many of our employees working and accessing our technology infrastructure remotely as a result of the COVID-19 pandemic. We and our third-party vendors have been subject to, and will likely continue to be subject to, attempts to gain unauthorized access to systems, to confidential data, or to disrupt operations. With the continuing rise in ransomware and other cyber-based threats we have been analyzing our technology platforms and monitoring for signs of potential intrusions. We have also been reaching out to our vendors, suppliers and contractors requesting that they take appropriate measures. None of these attempts has individually or in the aggregate resulted in a security incident with a material impact on our financial condition or results of operations. However, despite implementation of security and control measures, there can be no assurance that we will be able to prevent the unauthorized access of our systems and data, or the disruption of our operations, either of which could have a material impact.

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

Severe weather impacts, including but not limited to, blizzards, thunderstorms, high winds, microbursts, fires, tornadoes and snow or ice storms can disrupt energy generation, transmission and distribution. We derive a significant portion of our energy supply from hydroelectric facilities, and the availability of water can significantly affect operations. Higher temperatures may decrease the Montana snowpack and impact the timing of run-off and may require us to purchase replacement power. Dry conditions, which exist in the West and in our service territory, also increase the threat of fires, which could threaten our communities and electric distribution and transmission lines and facilities. In addition, fires that are alleged to have been caused by our system could expose us to substantial property damage and other claims. Any damage caused as a result of fires could negatively impact our financial condition, results of operations or cash flows.

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

We are obligated to supply power to retail customers and certain wholesale customers and procure natural gas to supply fuel for our natural gas fired generation. Our need to acquire flexible energy supply and capacity in the market to meet our electric and natural gas load serving obligations exposes us to certain risks including the ability to reliably serve customers and significant uncertainty in the cost of supply, which may not be recoverable. We rely upon a combination of base-load supply from our owned generation and market purchases to serve customers. In Montana, we have significant projected generation capacity deficits and negative reserve margins. Based on recent estimates, we forecast that our portfolio will be 725 MW short by 2025, considering expiring contracts and a modest increase in customer demand. Approximately 46 percent of our peak electric requirements are served through market purchases. Montana has been a net exporter of electric generation and we have relied upon Montana's excess generation for grid reliability and to physically serve customers. A significant number of base-load generation facilities, which may also serve to meet peak requirements, in the state and region have been retired or are scheduled to be retired in the next five to ten years. This includes Colstrip Units 1 and 2, representing 614 MWs of generation on a capacity basis, which ceased operations in January 2020. A decrease in the state and region’s electric capacity may impair the reliability of the grid, particularly during peak demand periods. There can be no assurance that there will be available counterparties to contract with to serve our customers' needs, or that these counterparties will fulfill their obligations to us. There is also no assurance that the transmission capacity required to import market purchases will be available on transmission systems owned by us or by third parties. In addition, the suppliers under these agreements may experience financial or operational problems that inhibit their ability to fulfill their obligations to us. These conditions could result in an inability to physically deliver electricity to our customers. Losing electric service during extreme conditions carries significant consequences, as without our services our customers may be subjected to dire circumstances.

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

Demand for our Montana transmission capacity fluctuates with regional demand, fuel prices and weather related conditions. The levels of wholesale sales depend on the wholesale market price, market participants, transmission availability, the availability of generation, and the ongoing development of the Western Energy Imbalance Market, among other factors. Declines in wholesale market price, availability of generation, transmission constraints in the wholesale markets, or low wholesale demand could reduce wholesale sales. These events could adversely affect our results of operations, financial position and cash flows.

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

ITEM 6.                      EXHIBITS -

(a) Exhibits

Exhibit 10.1 — Equity Distribution Agreement, dated April 23, 2021, between NorthWestern Corporation and J.P. Morgan Securities LLC, BofA Securities, Inc., CIBC World Markets Corp. and Credit Suisse Securities (USA) LLC, as sales agents and forward sellers; and JPMorgan Chase Bank, National Association, Bank of America N.A, Canadian Imperial Bank of Commerce and Credit Suisse Capital LLC, as forward purchasers. (incorporated by reference of Exhibit 1.1 of NorthWestern Corporation's Current Report on Form 8-K, dated April 23, 2021, Commission File No. 1-10499).

Exhibit 10.2 — Form of Master Forward Sale Confirmation (incorporated by reference to Exhibit 1.2 of Northwestern Corporation's Current Report on From 8-K, dated April 23, 2021, Commission File No. 1-10499)

Exhibit 10.3 — Engineering, Procurement, and Construction Contract, dated April 19, 2021, between Northwestern Energy and Burns & McDonnell Engineering Company, Inc.

Exhibit 10.4 — Procurement Contract, dated April 19, 2021, between Northwestern Energy and Caterpillar Power Generation Systems, LLC.

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

NorthWestern Corporation
Date:	July 28, 2021	By:	/s/ CRYSTAL D. LAIL
Crystal D. Lail
Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer