Form 10-Q
period 2021-09-30
NORTHWESTERN CORP
filed 2021-10-25
CIK 73088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Common Stock, Par Value $0.01, 52,653,671 shares outstanding at October 22, 2021

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

PART 1. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Electric	$287,473	$244,155	$798,984	$706,718
Gas	38,482	36,455	225,991	178,507
Total Revenues	325,955	280,610	1,024,975	885,225
Operating expenses
Cost of sales	98,659	68,038	311,137	220,353
Operating, general and administrative	80,948	73,322	238,913	224,042
Property and other taxes	43,572	45,306	138,337	136,786
Depreciation and depletion	47,112	44,289	140,896	134,336
Total Operating Expenses	270,291	230,955	829,283	715,517
Operating income	55,664	49,655	195,692	169,708
Interest expense, net	(23,283)	(23,677)	(70,266)	(72,298)
Other income (expense), net	5,326	785	13,932	(973)
Income before income taxes	37,707	26,763	139,358	96,437
Income tax (expense) benefit	(2,511)	2,703	(3,854)	5,227
Net Income	$35,196	$29,466	$135,504	$101,664

Average Common Shares Outstanding	51,892	50,577	51,175	50,551
Basic Earnings per Average Common Share	$0.68	$0.58	$2.65	$2.01
Diluted Earnings per Average Common Share	$0.68	$0.58	$2.64	$2.01
Dividends Declared per Common Share	$0.62	$0.60	$1.86	$1.80
See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Income	$35,196	$29,466	$135,504	$101,664
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(1)	(3)	(56)	90
Postretirement medical liability adjustment	(159)	—	(476)	—
Reclassification of net losses on derivative instruments	113	113	339	339
Total Other Comprehensive (Loss) Income	(47)	110	(193)	429
Comprehensive Income	$35,149	$29,576	$135,311	$102,093

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	September 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$8,577	$5,811
Restricted cash	15,642	11,285
Accounts receivable, net	139,328	168,229
Inventories	84,410	61,010
Regulatory assets	113,507	44,973
Prepaid expenses and other	25,814	17,372
Total current assets	387,278	308,680
Property, plant, and equipment, net	5,152,455	4,952,935
Goodwill	357,586	357,586
Regulatory assets	726,015	701,444
Other noncurrent assets	43,296	68,804
Total Assets	$6,666,630	$6,389,449
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of finance leases	$2,821	$2,668
Short-term borrowings	—	100,000
Accounts payable	89,737	100,388
Accrued expenses	292,535	207,514
Regulatory liabilities	22,912	55,853
Total current liabilities	408,005	466,423
Long-term finance leases	12,642	14,771
Long-term debt	2,463,088	2,315,261
Deferred income taxes	484,161	471,777
Noncurrent regulatory liabilities	635,923	631,419
Other noncurrent liabilities	416,278	410,703
Total Liabilities	4,420,097	4,310,354
Commitments and Contingencies (Note 10)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 56,157,660 and 52,605,730 shares, respectively; Preferred stock, par value 0.01; authorized 50,000,000 shares; none issued	562	541
Treasury stock at cost	(98,424)	(98,075)
Paid-in capital	1,641,390	1,513,787
Retained earnings	710,467	670,111
Accumulated other comprehensive loss	(7,462)	(7,269)
Total Shareholders' Equity	2,246,533	2,079,095
Total Liabilities and Shareholders' Equity	$6,666,630	$6,389,449

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES:
Net income	$135,504	$101,664
Items not affecting cash:
Depreciation and depletion	140,896	134,336
Amortization of debt issuance costs, discount and deferred hedge gain	3,951	3,604
Stock-based compensation costs	5,850	5,347
Equity portion of allowance for funds used during construction	(7,829)	(4,503)
Loss (gain) on disposition of assets	6,536	(26)
Deferred income taxes	(681)	(3,759)
Changes in current assets and liabilities:
Accounts receivable	28,901	34,290
Inventories	(23,400)	(15,130)
Other current assets	(8,442)	(4,194)
Accounts payable	(12,472)	(4,181)
Accrued expenses	85,015	67,553
Regulatory assets	(67,672)	7,372
Regulatory liabilities	(32,941)	13,433
Other noncurrent assets	610	(1,825)
Other noncurrent liabilities	(32,216)	(11,466)
Cash Provided by Operating Activities	221,610	322,515
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(311,160)	(282,987)
Investment in equity securities	(655)	(42)
Cash Used in Investing Activities	(311,815)	(283,029)
FINANCING ACTIVITIES:
Treasury stock activity	359	(1,723)
Proceeds from issuance of common stock, net	121,066	—
Dividends on common stock	(95,148)	(90,260)
Issuance of long-term debt, net	99,915	150,000
Repayments on long-term debt	(955)	—
Line of credit borrowings (repayments), net	73,000	(193,000)
(Repayments) issuance of short-term borrowings	(100,000)	100,000
Financing costs	(909)	(2,564)
Cash Provided by (Used in) Financing Activities	97,328	(37,547)
Increase in Cash, Cash Equivalents, and Restricted Cash	7,123	1,939
Cash, Cash Equivalents, and Restricted Cash, beginning of period	17,096	12,070
Cash, Cash Equivalents, and Restricted Cash, end of period	$24,219	$14,009
Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$3,630	$100
Interest	57,473	55,220
Significant non-cash transactions:
Capital expenditures included in accounts payable	23,500	15,986
See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,
	Number of Common Shares	Number of Treasury Shares	Common Stock	Treasury Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at June 30, 2020	54,145	3,571	$541	$(98,438)	$1,513,510	$647,272	$(9,329)	$2,053,556

Net income	—	—	—	—	—	29,466	—	29,466
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(3)	(3)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	113	113
Stock-based compensation	—	—	—	—	1,140	—	—	1,140
Issuance of shares	—	(7)	—	196	170	—	—	366
Dividends on common stock ($0.600 per share)	—	—	—	—	—	(30,088)	—	(30,088)
Balance at September 30, 2020	54,145	3,564	$541	$(98,242)	$1,514,820	$646,650	$(9,219)	$2,054,550

Balance at June 30, 2021	55,118	3,558	$551	$(98,578)	$1,575,159	$707,598	$(7,415)	$2,177,315

Net income	—	—	—	—	—	35,196	—	35,196
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(1)	(1)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	113	113
Postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	(159)	(159)
Stock-based compensation	—	—	—	—	1,301	—		1,301
Issuance of shares	1,039	(6)	11	154	64,930	—		65,095
Dividends on common stock ($0.620 per share)	—	—	—	—	—	(32,327)	—	(32,327)
Balance at September 30, 2021	56,157	3,552	$562	$(98,424)	$1,641,390	$710,467	$(7,462)	$2,246,533

	Nine Months Ended September 30,
	Number of Common Shares	Number of Treasury Shares	Common Stock	Treasury Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 31, 2019	53,999	3,547	$541	$(96,015)	$1,508,970	$635,246	$(9,648)	$2,039,094

Net income	—	—	—	—	—	101,664	—	101,664
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	90	90
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	339	339
Stock-based compensation	146	35	—	(2,740)	5,310	—	—	2,570
Issuance of shares	—	(18)	—	513	540	—	—	1,053
Dividends on common stock ($1.800 per share)	—	—	—	—	—	(90,260)	—	(90,260)
Balance at September 30, 2020	54,145	3,564	$541	$(98,242)	$1,514,820	$646,650	$(9,219)	$2,054,550

Balance at December 31, 2020	54,145	3,558	$541	$(98,075)	$1,513,787	$670,111	$(7,269)	$2,079,095

Net income	—	—	—	—	—	135,504	—	135,504
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(56)	(56)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	339	339
Postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	(476)	(476)
Stock-based compensation	93	17	1	(970)	5,811	—	—	4,842
Issuance of shares	1,919	(23)	20	621	121,792	—	—	122,433
Dividends on common stock ($1.860 per share)	—	—	—	—	—	(95,148)	—	(95,148)
Balance at September 30, 2021	56,157	3,552	$562	$(98,424)	$1,641,390	$710,467	$(7,462)	$2,246,533

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The unaudited Condensed Consolidated Financial Statements (Financial Statements) reflect all adjustments (which unless otherwise noted are normal and recurring in nature) that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows. The actual results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Events occurring subsequent to September 30, 2021 have been evaluated as to their potential impact to the Financial Statements through the date of issuance.

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

Reclassification

In the fourth quarter of 2020, we changed our classification of excess deferred income taxes in the Consolidated Balance Sheets from a regulatory asset to a regulatory liability, such that the excess deferred income tax regulatory liabilities are reflected on a gross basis, rather than net within our income tax regulatory asset based on our right to offset. The impact to our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 is a gross up of non-cash activity within the Other noncurrent assets and Other noncurrent liabilities captions, both within the operating activities section, that offset one another with no impact to cash provided by operating activities. The impact to the total assets reported as of September 30, 2020 in the segment information table within Note 6 - Segment Information was an increase of $168.4 million. This reclassification had no effect on previously reported Net income in our Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income, and Condensed Consolidated Statements of Shareholders' Equity.

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

Certain long-term purchase power and tolling contracts may be considered variable interests. We have various long-term purchase power contracts with other utilities and certain qualifying co-generation facilities and qualifying small power production facilities (QF). We identified one QF contract that may constitute a VIE. We entered into a 40-year power purchase contract in 1984 with this 35 megawatt (MW) coal-fired QF to purchase substantially all of the facility’s capacity and electrical output over a substantial portion of its estimated useful life. We absorb a portion of the facility’s variability through annual changes to the price we pay per megawatt hour (MWH). After making exhaustive efforts, we have been unable to obtain the information from the facility necessary to determine whether the facility is a VIE or whether we are the primary beneficiary of the facility. The contract with the facility contains no provision which legally obligates the facility to release this information. We have accounted for this QF contract as an executory contract. Based on the current contract terms with this QF, as of September 30, 2021 our estimated remaining gross contractual payments aggregate approximately $74.1 million through 2024.

Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	September 30,	December 31,	September 30,	December 31,
	2021	2020	2020	2019
Cash and cash equivalents	$8,577	$5,811	$3,512	$5,145
Restricted cash	15,642	11,285	10,497	6,925
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$24,219	$17,096	$14,009	$12,070

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

(2) Regulatory Matters

Power Costs and Credits Adjustment Mechanism (PCCAM) - Montana

We track electric supply costs for our Montana electric utility, such as purchased power and fuel, against a forecast of costs approved by the Montana Public Service Commission (MPSC). This forecast is referred to as the power costs and credits adjustment mechanism base (PCCAM Base). Our QF power purchase costs are separate from the PCCAM Base and 100% of QF power purchase costs are recoverable through rates. If our actual costs exceed the approved PCCAM Base on an annual basis, we can recover 90% of the excess costs, with the non-recoverable 10% impacting net income. During the three and nine months ended September 30, 2021, we recognized $2.7 million and $4.1 million of non-recoverable excess PCCAM supply costs, respectively, compared to $0.6 million and $0.5 million of non-recoverable excess PCCAM supply costs for the three and nine months ended September 30, 2020, respectively.

The current PCCAM Base, approved in 2019, no longer reflects an accurate current forecast of our fuel and power costs. In April 2021, we filed an application with the MPSC for approval to increase the PCCAM Base by approximately $17.0 million. On June 29, 2021, the MPSC approved interim rates reflecting our request, subject to refund. As of September 30, 2021, we have collected and deferred approximately $3.8 million associated with the interim rates. On August 2, 2021, the Montana Consumer Counsel (MCC) filed a motion asking the MPSC to dismiss the application arguing that the MPSC issued a Final Order in 2018 prohibiting NorthWestern from requesting an update to the PCCAM Base, except in a general rate case. NorthWestern argued that the tariff, which the MPSC approved as implementing the Final Order, allows us to file an application outside of a general rate case. On October 5, 2021, the MPSC voted to grant the MCC’s motion to dismiss, and we await the final written order.

If we continue to experience higher power and fuel costs relative to the approved PCCAM Base, the sharing mechanism will result in delayed recovery for 90% of the excess supply costs and higher losses for the remaining non-recoverable 10% of the excess costs.

FERC Filing - Montana Transmission Service Rates

In May 2019, we submitted a filing with the Federal Energy Regulatory Commission (FERC) for our Montana transmission assets. In June 2019, the FERC issued an order accepting our filing, and granting interim rates (subject to refund) effective July 1, 2019. In November 2020, we filed a settlement and implemented settlement rates on December 1, 2020. In January 2021, the FERC approved our settlement and during the first quarter of 2021 we refunded approximately $20.5 million to our FERC regulated customers.

Revenues from FERC regulated customers associated with our Montana FERC assets are reflected in our MPSC jurisdictional rates as a credit to retail customers. In March 2021, we submitted a compliance filing with the MPSC adjusting the revenue credit in our Montana retail rates to reflect the FERC approved settlement rates and a refund to retail customers of the difference between the FERC interim rates and the FERC approved settlement rates that were collected during the period from July 1, 2019 through March 31, 2021. On May 19, 2021, the MPSC approved the proposed tariffs and rates on a final basis. During the second quarter of 2021, we recognized a $4.7 million favorable adjustment related to excess deferred revenues based on the final MPSC approval. As of September 30, 2021, we had cumulative deferred revenue remaining of approximately $3.9 million recorded as a regulatory liability on the Condensed Consolidated Balance Sheets.

Montana Community Renewable Energy Projects (CREPs)

We were required to acquire, as of December 31, 2020, approximately 65 MW of CREPs. While we have made progress towards meeting this obligation by acquiring approximately 50 MW of CREPs, we have been unable to acquire the remaining MWs required for various reasons, including the fact that proposed projects fail to qualify as CREPs or do not meet the statutory cost cap. The MPSC granted us waivers for 2012 through 2016. The validity of the MPSC’s action as it related to waivers granted for 2015 and 2016 has been challenged legally and has been fully briefed before the Montana Supreme Court.

On May 14, 2021, the Montana Governor signed a bill that repealed the CREP requirement. We notified the Montana Supreme Court of the repeal. We also dismissed our pending application filed with the MPSC for a waiver from full compliance for years 2017 through 2020.

On September 7, 2021, the Montana Supreme Court remanded the case to the District Court to determine whether the repeal of the CREP requirement made the petition challenging the waivers granted for 2015 and 2016 moot. The District Court has established a briefing schedule and we do not expect a decision from the District Court until at least the first quarter of 2022.

If the Montana Courts and/or MPSC determine that the repeal should not be applied retroactively and find that waivers should not be granted, we could be liable for penalties. However, we do not believe any such penalties would be material.

FERC Financial Audit

We are subject to FERC’s jurisdiction and regulations with respect to rates for electric transmission service in interstate commerce and electricity sold at wholesale rates, the issuance of certain securities, and incurrence of certain long-term debt, among other things. The Division of Audits and Accounting in the Office of Enforcement of FERC has initiated a routine audit of NorthWestern Corporation for the period of January 1, 2018 to the present to evaluate our compliance with FERC accounting and financial reporting requirements. We have responded to several sets of data requests as part of the audit process. An audit report has not yet been received from FERC, but is expected within the next six months. Management is unable to predict the outcome or timing of the final resolution of the audit.

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

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in thousands):

	Three Months Ended September 30,
	2021		2020
Income before income taxes	$37,707		$26,763

Income tax calculated at federal statutory rate	7,918	21.0%	5,621	21.0%

Permanent or flow-through adjustments:
State income tax, net of federal provisions	397	1.1	46	0.2
Flow-through repairs deductions	(3,473)	(9.2)	(4,213)	(15.7)
Production tax credits	(1,877)	(5.0)	(2,205)	(8.2)
Plant and depreciation of flow-through items	(288)	(0.8)	103	0.4
Amortization of excess deferred income tax	(126)	(0.3)	(222)	(0.8)
Share-based compensation	(62)	(0.2)	—	—
Income tax return to accrual adjustment	389	1.0	(1,728)	(6.5)
Other, net	(367)	(1.0)	(105)	(0.5)
	(5,407)	(14.4)	(8,324)	(31.1)

Income tax expense (benefit)	$2,511	6.6%	$(2,703)	(10.1)%

	Nine Months Ended September 30,
	2021		2020
Income before income taxes	$139,358		$96,437

Income tax calculated at federal statutory rate	29,265	21.0%	20,252	21.0%

Permanent or flow through adjustments:
State income, net of federal provisions	674	0.5	73	0.1
Flow-through repairs deductions	(15,553)	(11.2)	(14,859)	(15.4)
Production tax credits	(8,446)	(6.1)	(7,553)	(7.8)
Plant and depreciation of flow through items	(812)	(0.6)	299	0.3
Amortization of excess deferred income tax	(534)	(0.4)	(731)	(0.8)
Share-based compensation	(323)	(0.2)	(609)	(0.6)
Income tax return to accrual adjustment	389	0.3	(1,728)	(1.8)
Other, net	(806)	(0.5)	(371)	(0.4)
	(25,411)	(18.2)	(25,479)	(26.4)

Income tax expense (benefit)	$3,854	2.8%	$(5,227)	(5.4)%

Uncertain Tax Positions

We recognize tax positions that meet the more-likely-than-not threshold as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. We had unrecognized tax benefits of approximately $32.5 million as of September 30, 2021, including approximately $28.1 million that, if recognized, would impact our effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitation within the next twelve months.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2021, we have $0.3 million accrued for the payment of interest and penalties.

Tax years 2017 and forward remain subject to examination by the Internal Revenue Service (IRS) and state taxing authorities. In addition, the available federal net operating loss carryforward may be reduced by the IRS for losses originating in certain tax years from 2003 forward.

(4) Comprehensive (Loss) Income

The following tables display the components of Other Comprehensive (Loss) Income, after-tax, and the related tax effects (in thousands):

	Three Months Ended
	September 30, 2021			September 30, 2020
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation adjustment	$(1)	$—	$(1)	$(3)	$—	$(3)
Reclassification of net income on derivative instruments	153	(40)	113	153	(40)	113
Postretirement medical liability adjustment	(212)	53	(159)	—	—	—
Other comprehensive (loss) income	$(60)	$13	$(47)	$150	$(40)	$110

	Nine Months Ended
	September 30, 2021			September 30, 2020
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation adjustment	$(56)	$—	$(56)	$90	$—	$90
Reclassification of net income on derivative instruments	459	(120)	339	459	(120)	339
Postretirement medical liability adjustment	(636)	160	(476)	—	—	—
Other comprehensive (loss) income	$(233)	$40	$(193)	$549	$(120)	$429

Balances by classification included within accumulated other comprehensive loss (AOCL) on the Condensed Consolidated Balance Sheets are as follows, net of tax (in thousands):

	September 30, 2021	December 31, 2020
Foreign currency translation	$1,444	$1,500
Derivative instruments designated as cash flow hedges	(10,390)	(10,729)
Postretirement medical plans	1,484	1,960
Accumulated other comprehensive loss	$(7,462)	$(7,269)

The following tables display the changes in AOCL by component, net of tax (in thousands):

		Three Months Ended
		September 30, 2021
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(10,503)	$1,643	$1,445	$(7,415)
Other comprehensive income before reclassifications		—	—	(1)	(1)
Amounts reclassified from AOCL	Interest Expense	113	—	—	113
Amounts reclassified from AOCL		—	(159)	—	(159)
Net current-period other comprehensive income (loss)		113	(159)	(1)	(47)
Ending balance		$(10,390)	$1,484	$1,444	$(7,462)

		Three Months Ended
		September 30, 2020
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(10,955)	$120	$1,506	$(9,329)
Other comprehensive loss before reclassifications		—	—	(3)	(3)
Amounts reclassified from AOCL	Interest Expense	113	—	—	113
Net current-period other comprehensive income (loss)		113	—	(3)	110
Ending balance		$(10,842)	$120	$1,503	$(9,219)

		Nine Months Ended
		September 30, 2021
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(10,729)	$1,960	$1,500	$(7,269)
Other comprehensive loss before reclassifications		—	—	(56)	(56)
Amounts reclassified from AOCL	Interest Expense	339	—	—	339
Amounts reclassified from AOCL		—	(476)	—	(476)
Net current-period other comprehensive income (loss)		339	(476)	(56)	(193)
Ending balance		$(10,390)	$1,484	$1,444	$(7,462)

		Nine Months Ended
		September 30, 2020
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(11,181)	$120	$1,413	$(9,648)
Other comprehensive income before reclassifications		—	—	90	90
Amounts reclassified from AOCL	Interest Expense	339	—	—	339
Net current-period other comprehensive income		339	—	90	429
Ending balance		$(10,842)	$120	$1,503	$(9,219)

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

In April 2021, we entered into an Equity Distribution Agreement with BofA Securities, Inc., CIBC World Markets Corp, Credit Suisse Securities (USA) LLC, and J.P. Morgan Securities LLC, collectively the sales agents, pursuant to which we may offer and sell shares of our common stock from time to time, having an aggregate gross sales price of up to $200.0 million, through an At-the-Market (ATM) offering program, including an equity forward sales component. During the three months ended September 30, 2021, we issued 1,040,085 shares of our common stock under the ATM program at an average price of $63.13, for net proceeds of $64.8 million, which is net of sales commissions and other fees paid of approximately $0.9 million. During the nine months ended September 30, 2021, we issued 1,919,394 shares of our common stock under the ATM program at an average price of $63.94, for net proceeds of $121.1 million, which is net of sales commissions and other fees paid of approximately $1.7 million.

In July 2021, our two loans totaling $27.0 million associated with the New Market Tax Credit (NMTC) financing agreement were extinguished. These loans were satisfied with our $18.2 million investment in the VIE, investor forgiveness of $7.9 million for substantially all of the benefits derived from the tax credits, and cash payment of $0.9 million. In accordance with our last rate case filing in the state of Montana, the portion of the loan forgiven was recorded as a reduction to the cost of the office building associated with the NMTC financing agreement. This cash payment is reflected within the financing activities section of our Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2021; however, the remaining reduction to Long-term debt, Other noncurrent assets, and Property, plant and equipment are non-cash financing activities that are not reflected within our Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2021.

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

Financial data for the business segments are as follows (in thousands):

Three Months Ended
September 30, 2021	Electric	Gas	Other	Eliminations	Total
Operating revenues	$287,473	$38,482	$—	$—	$325,955
Cost of sales	89,375	9,284	—	—	98,659
Gross margin	198,098	29,198	—	—	227,296
Operating, general and administrative	60,621	20,429	(102)	—	80,948
Property and other taxes	34,066	9,504	2	—	43,572
Depreciation and depletion	38,634	8,478	—	—	47,112
Operating income (loss)	64,777	(9,213)	100	—	55,664
Interest expense, net	(20,429)	(1,640)	(1,214)	—	(23,283)
Other income (expense), net	3,348	2,016	(38)	—	5,326
Income tax (expense) benefit	(1,680)	725	(1,556)	—	(2,511)
Net income (loss)	$46,016	$(8,112)	$(2,708)	$—	$35,196
Total assets	$5,370,432	$1,291,144	$5,054	$—	$6,666,630
Capital expenditures	$102,188	$26,778	$—	$—	$128,966

Three Months Ended
September 30, 2020	Electric	Gas	Other	Eliminations	Total
Operating revenues	$244,155	$36,455	$—	$—	$280,610
Cost of sales	61,155	6,883	—	—	68,038
Gross margin	183,000	29,572	—	—	212,572
Operating, general and administrative	54,367	20,059	(1,104)	—	73,322
Property and other taxes	35,532	9,772	2	—	45,306
Depreciation and depletion	36,670	7,619	—	—	44,289
Operating income (loss)	56,431	(7,878)	1,102	—	49,655
Interest expense, net	(21,286)	(1,574)	(817)	—	(23,677)
Other income (expense), net	1,559	459	(1,233)	—	785
Income tax benefit	1,197	607	899	—	2,703
Net income (loss)	$37,901	$(8,386)	$(49)	$—	$29,466
Total assets(1)	$5,031,741	$1,201,528	$10,754	$—	$6,244,023
Capital expenditures	$87,432	$19,073	$—	$—	$106,505

Nine Months Ended
September 30, 2021	Electric	Gas	Other	Eliminations	Total
Operating revenues	$798,984	$225,991	$—	$—	$1,024,975
Cost of sales	218,802	92,335	—	—	311,137
Gross margin	580,182	133,656	—	—	713,838
Operating, general and administrative	176,411	60,873	1,629	—	238,913
Property and other taxes	108,050	30,281	6	—	138,337
Depreciation and depletion	115,858	25,038	—	—	140,896
Operating income (loss)	179,863	17,464	(1,635)	—	195,692
Interest expense, net	(62,007)	(4,550)	(3,709)	—	(70,266)
Other income	8,392	4,035	1,505	—	13,932
Income tax (expense) benefit	(2,369)	(1,505)	20	—	(3,854)
Net income (loss)	$123,879	$15,444	$(3,819)	$—	$135,504
Total assets	$5,370,432	$1,291,144	$5,054	$—	$6,666,630
Capital expenditures	$253,588	$57,572	$—	$—	$311,160

Nine Months Ended
September 30, 2020	Electric	Gas	Other	Eliminations	Total
Operating revenues	$706,718	$178,507	$—	$—	$885,225
Cost of sales	173,294	47,059	—	—	220,353
Gross margin	533,424	131,448	—	—	664,872
Operating, general and administrative	166,854	61,348	(4,160)	—	224,042
Property and other taxes	107,079	29,700	7	—	136,786
Depreciation and depletion	110,692	23,644	—	—	134,336
Operating income	148,799	16,756	4,153	—	169,708
Interest expense, net	(63,585)	(4,824)	(3,889)	—	(72,298)
Other income (expense)	3,131	863	(4,967)	—	(973)
Income tax benefit (expense)	2,609	(467)	3,085	—	5,227
Net income (loss)	$90,954	$12,328	$(1,618)	$—	$101,664
Total assets(1)	$5,031,741	$1,201,528	$10,754	$—	$6,244,023
Capital expenditures	$230,524	$52,463	$—	$—	$282,987

___________________________

(1) Subsequent to the issuance of our Annual Report on Form 10-K for the year ended December 31, 2020, we determined that Total Assets - Electric and Total Assets - Gas had been incorrectly reported due to an error in the allocation methodology utilized to calculate assets by segment. As a result, the September 30, 2020 Total Assets - Electric and Total Assets - Gas amounts have been corrected from the amounts previously reported to reflect an increase of Total Assets - Electric and a decrease of Total Assets - Gas of $466.9 million. The correction had no impact on net income or the presentation of total assets on the consolidated balance sheets and was determined not to be material.

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

Electric Segment - Our regulated electric utility business primarily provides generation, transmission, and distribution services to customers in our Montana and South Dakota jurisdictions. We recognize revenue when electricity is delivered to the customer. Payments on our tariff-based sales are generally due 20-30 days after the billing date.

Natural Gas Segment - Our regulated natural gas utility business primarily provides production, storage, transmission, and distribution services to customers in our Montana, South Dakota, and Nebraska jurisdictions. We recognize revenue when natural gas is delivered to the customer. Payments on our tariff-based sales are generally due 20-30 days after the billing date.

Disaggregation of Revenue

The following tables disaggregate our revenue by major source and customer class (in millions):

	Three Months Ended
	September 30, 2021			September 30, 2020
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Montana	$85.5	$9.9	$95.4	$78.5	$9.9	$88.4
South Dakota	18.8	2.2	21.0	18.9	1.7	20.6
Nebraska	—	2.5	2.5	—	1.7	1.7
Residential	104.3	14.6	118.9	97.4	13.3	110.7
Montana	95.2	6.1	101.3	89.1	5.6	94.7
South Dakota	28.8	1.8	30.6	27.4	1.0	28.4
Nebraska	—	1.5	1.5	—	0.7	0.7
Commercial	124.0	9.4	133.4	116.5	7.3	123.8
Industrial	9.2	—	9.2	9.2	0.1	9.3
Lighting, governmental, irrigation, and interdepartmental	13.1	0.1	13.2	11.9	0.1	12.0
Total Customer Revenues	250.6	24.1	274.7	235.0	20.8	255.8
Other tariff and contract based revenues	26.9	8.7	35.6	14.9	8.3	23.2
Total Revenue from Contracts with Customers	277.5	32.8	310.3	249.9	29.1	279.0
Regulatory amortization and other	10.0	5.7	15.7	(5.7)	7.4	1.7
Total Revenues	$287.5	$38.5	$326.0	$244.2	$36.5	$280.7

	Nine Months Ended
	September 30, 2021			September 30, 2020
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Montana	$251.4	$82.4	$333.8	$237.7	$65.7	$303.4
South Dakota	51.0	18.7	69.7	52.4	16.7	69.1
Nebraska	—	14.6	14.6	—	12.9	12.9
Residential	302.4	115.7	418.1	290.1	95.3	385.4
Montana	266.6	42.9	309.5	252.5	33.0	285.5
South Dakota	77.0	12.6	89.6	77.1	11.2	88.3
Nebraska	—	7.7	7.7	—	6.2	6.2
Commercial	343.6	63.2	406.8	329.6	50.4	380.0
Industrial	28.1	0.7	28.8	27.2	0.5	27.7
Lighting, governmental, irrigation, and interdepartmental	26.8	1.0	27.8	26.4	0.7	27.1
Total Customer Revenues	700.9	180.6	881.5	673.3	146.9	820.2
Other tariff and contract based revenues	69.2	27.5	96.7	44.1	26.5	70.6
Total Revenue from Contracts with Customers	770.1	208.1	978.2	717.4	173.4	890.8
Regulatory amortization and other	28.9	17.9	46.8	(10.7)	5.1	(5.6)
Total Revenues	$799.0	$226.0	$1,025.0	$706.7	$178.5	$885.2

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

	Three Months Ended
	September 30, 2021	September 30, 2020
Basic computation	51,891,557	50,576,564
Dilutive effect of:
Performance share awards(1)	136,865	97,529
Diluted computation	52,028,422	50,674,093

	Nine Months Ended
	September 30, 2021	September 30, 2020
Basic computation	51,175,345	50,551,121
Dilutive effect of:
Performance share awards(1)	136,995	105,395

Diluted computation	51,312,340	50,656,516

_______________________
(1)          Performance share awards are included in diluted weighted average number of shares outstanding based upon what would be issued if the end of the most recent reporting period was the end of the term of the award.
As of September 30, 2021, there were 23,722 shares from performance and restricted share awards which were antidilutive and excluded from the earnings per share calculations.

(9) Employee Benefit Plans

We sponsor and/or contribute to pension and postretirement health care and life insurance benefit plans for eligible employees. Net periodic benefit cost (credit) for our pension and other postretirement plans consists of the following (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020
Components of Net Periodic Benefit Cost (Credit)
Service cost	$3,275	$2,779	$103	$93
Interest cost	4,704	5,710	79	123
Expected return on plan assets	(6,841)	(6,541)	(230)	(246)
Amortization of prior service credit	—	—	(459)	(471)
Recognized actuarial loss (gain)	1,744	1,257	(8)	(15)
Net periodic benefit cost (credit)	$2,882	$3,205	$(515)	$(516)

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Components of Net Periodic Benefit Cost (Credit)
Service cost	$9,824	$8,337	$306	$278
Interest cost	14,114	17,130	238	369
Expected return on plan assets	(20,525)	(19,622)	(689)	(738)
Amortization of prior service credit	—	—	(1,377)	(1,412)
Recognized actuarial loss (gain)	5,233	3,771	(23)	(45)
Net periodic benefit cost (credit)	$8,646	$9,616	$(1,545)	$(1,548)

We contributed $10.2 million to our pension plans during the nine months ended September 30, 2021. We expect to contribute an additional $1.0 million to our pension plans during the remainder of 2021.

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

Our environmental exposure includes a number of components, including remediation expenses related to the cleanup of current or former properties, and costs to comply with changing environmental regulations related to our operations. At present, our environmental reserve, which relates primarily to the remediation of former manufactured gas plant sites owned by us or for which we are responsible, is estimated to range between $24.7 million to $30.4 million. As of September 30, 2021, we had a reserve of approximately $27.1 million, which has not been discounted. Environmental costs are recorded when it is probable we are liable for the remediation and we can reasonably estimate the liability. We use a combination of site investigations and monitoring to formulate an estimate of environmental remediation costs for specific sites. Our monitoring procedures and development of actual remediation plans depend not only on site specific information but also on coordination with the different environmental regulatory agencies in our respective jurisdictions; therefore, while remediation exposure exists, it may be many years before costs are incurred.

Over time, as costs become determinable, we may seek authorization to recover such costs in rates or seek insurance reimbursement as available and applicable; therefore, although we cannot guarantee regulatory recovery, we do not expect these costs to have a material effect on our consolidated financial position or results of operations.

Manufactured Gas Plants - Approximately $20.9 million of our environmental reserve accrual is related to the following manufactured gas plants.

South Dakota - A formerly operated manufactured gas plant located in Aberdeen, South Dakota, has been identified on the Federal Comprehensive Environmental Response, Compensation, and Liability Information System list as contaminated with coal tar residue. We are currently conducting feasibility studies, implementing remedial actions pursuant to work plans approved by the South Dakota Department of Agriculture and Natural Resources, and conducting ongoing monitoring and operation and maintenance activities. As of September 30, 2021, the reserve for remediation costs at this site was approximately $7.8 million, and we estimate that approximately $2.8 million of this amount will be incurred through 2025.

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

In August 2016, the MDEQ sent us a Notice of Potential Liability and Request for Remedial Action regarding the Helena site. In October 2019, we submitted a third revised Remedial Investigation Work Plan (RIWP) for the Helena site addressing MDEQ comments. The MDEQ approved the RIWP in March 2020 and we expect work at the Helena site to continue into 2022.

MDEQ has indicated it expects to proceed in listing the Missoula site as a Montana superfund site. After researching historical ownership, we have identified another potentially responsible party with whom we have entered into an agreement allocating third-party costs to be incurred in addressing the site. The other party has assumed the lead role at the site and has submitted a voluntary remediation plan for the Missoula site to MDEQ. At this time, we cannot estimate with a reasonable degree of certainty the nature and timing of risk-based remedial action, if any, at the Missoula site.

Global Climate Change - National and international actions have been initiated to address global climate change and the contribution of greenhouse gas (GHG) including, most significantly, carbon dioxide (CO2). These actions include legislative proposals, Executive and Environmental Protection Agency (EPA) actions at the federal level, state level activity, investor activism and private party litigation relating to GHG emissions. Coal-fired plants have come under particular scrutiny due to their level of GHG emissions. We have joint ownership interests in four coal-fired electric generating plants, all of which are operated by other companies. We are responsible for our proportionate share of the capital and operating costs while being entitled to our proportionate share of the power generated.

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

Regional Haze Rules - In January 2017, the EPA published amendments to the requirements under the CAA for state plans for protection of visibility - regional haze rules. Among other things, these amendments revised the process and requirements for the state implementation plans and extended the due date for the next periodic comprehensive regional haze state implementation plan revisions from 2018 to 2021. In March 2017, we filed a Petition for Review of these amendments with the D.C. Circuit, which was consolidated with other petitions challenging the final rule. The D.C. Circuit has granted the EPA's request to hold the case in abeyance while the EPA considers further administrative action to revisit the rule.

The states of Montana, North Dakota and South Dakota are expected to develop and submit to EPA, for its approval, their respective State Implementation Plans (SIP) for Regional Haze compliance. While these states, among others, did not meet the EPA’s July 31, 2021 submission deadline, we still expect each state to submit its SIP in 2021. While no draft is available publicly, the Montana SIP could impact our interest in Colstrip Unit 4, by requiring additional controls. The draft North Dakota SIP does not require any additional controls at the Coyote generating facility. Similarly, the draft South Dakota SIP does not require any additional controls at the Big Stone generating facility. Until these SIPs are submitted and approved by EPA, the potential remains that installation of additional emissions controls might be required at these facilities.

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

In August 2017, we entered into a non-monetary, partial settlement with PNWS in which PNWS amended its original complaint to limit its claims for enforcement and/or damages to only four of the 21 power purchase agreements. As a result, the damages sought by the plaintiff was reduced to approximately $8.0 million for the alleged breach of the four power purchase agreements. We participated in an unsuccessful mediation on January 24, 2019 and subsequent settlement efforts also have been unsuccessful.

After reviewing briefs submitted by the parties addressing key liability issues in the case, on August 31, 2021, the Court ruled that the four agreements are valid and enforceable contracts and that NorthWestern breached the agreements on June 16, 2016 by refusing to go forward with the projects in view of the MPSC's Orders. The Court has scheduled a jury trial to determine damages to begin on December 13, 2021.

Although damages could be as high as approximately $8.0 million, we believe the damages are significantly less than that amount due to the very early stage of development when NorthWestern advised PNWS that it could not go forward with the four projects. We may appeal the trial court's liability determinations to the U.S. Court of Appeals for the Ninth Circuit after the jury trial on damages has been concluded.

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

Because the State’s Complaint included a claim that the State owned the riverbeds in the Great Falls Reach, on October 16, 2017, we and Talen renewed our earlier-filed motions seeking to dismiss the portion of the State’s Complaint concerning the Great Falls Reach in light of the United States Supreme Court’s decision. On August 1, 2018, the Federal District Court granted the motions to dismiss the State’s Complaint as it pertains to approximately 8.2 miles of riverbed from “the head of the Black Eagle Falls to the foot of the Great Falls.” In particular, the dismissal pertained to the Black Eagle Dam, Rainbow Dam and reservoir, Cochrane Dam and reservoir, and Ryan Dam and reservoir. While the dismissal of these four facilities may be subject to appeal, that appeal would not likely occur until after judgment in the case. On February 12, 2019, the Federal District Court granted our motion to join the United States as a defendant to the litigation. As a result, on October 31, 2019, the State filed and served an Amended Complaint including the United States as a defendant and removing claims of ownership for the hydroelectric facilities on the Great Falls Reach, except for the Morony and the Black Eagle Developments. We and Talen filed answers to the Amended Complaint on December 13, 2019, and the United States answered on February 5, 2020. The Federal District Court reset the trial date on the issue of navigability to January 4, 2022. The parties have filed various motions, including motions in limine and for partial summary judgment. Those motions are currently in the process of being briefed. Damages were bifurcated by agreement and will be tried separately, should the Federal District Court find any segments navigable.

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

As you read this discussion and analysis, refer to our Condensed Consolidated Statements of Income, which present the results of our operations for the three and nine months ended September 30, 2021 and 2020.

HOW WE PERFORMED AGAINST OUR THIRD QUARTER 2020 RESULTS

	Three Months Ended September 30, 2021 vs. 2020
	Income Before Income Taxes	Income Tax (Expense) Benefit	Net Income
		(in millions)
Third Quarter 2020	$26.8	$2.7	$29.5
Items increasing (decreasing) net income:
Higher Montana electric transmission revenue	10.1	(2.6)	7.5
Higher electric retail volumes	8.4	(2.1)	6.3
Higher income tax expense	—	(2.1)	(2.1)
Higher operating, general, and administrative expenses impacting net income	(5.0)	1.3	(3.7)
Higher depreciation and depletion	(2.8)	0.7	(2.1)
Lower Montana electric supply cost recovery	(2.1)	0.5	(1.6)
Electric QF liability adjustment	(1.3)	0.3	(1.0)
Lower Montana natural gas volumes	(0.6)	0.2	(0.4)
Other	4.2	(1.4)	2.8
Third Quarter 2021	$37.7	$(2.5)	$35.2
Change in Net Income			$5.7

Consolidated net income for the three months ended September 30, 2021 was $35.2 million as compared with $29.5 million for the same period in 2020. This increase was primarily driven by higher Montana transmission loads and rates and warmer summer weather, partly offset by higher operating costs, lower supply cost recovery, an unfavorable QF liability adjustment compared with the prior period, and higher income tax expense.

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

•Laurel Generating Station - the construction of a 175 MW natural gas-fired generation plant near Laurel, Montana, at a cost of approximately $275 million, including Allowance for Funds Used During Construction (AFUDC), which we will own;
•Beartooth Battery - A 20-year agreement to purchase capacity and ancillary services produced from a 50 MW battery energy storage facility that will be constructed in Yellowstone County, Montana; and
•Powerex Transaction - a 5-year power purchase agreement for 100 MWs of capacity and energy products originating predominately from hydroelectric resources.

On May 19, 2021, we filed an application with the MPSC for advanced approval to acquire the Laurel Generating Station and Beartooth Battery agreement as new capacity resources. These resources, together with the Powerex Transaction, will help address our identified capacity shortage. The Powerex Transaction, was not included in the application for advanced approval filed with the MPSC. Recent upheaval in the construction market and, specifically, timely availability of critical components and escalating labor and construction costs, has necessitated the flexibility to expend capital and make commercial decisions in advance of the timeline established by the MPSC advanced approval docket. Accordingly, we withdrew our application on September 23, 2021 and intend to seek approval from the MPSC to place the Laurel Generating Station in rate base through a future filing. We currently intend to file a separate application for advanced approval of the Beartooth Battery agreement.

On October 21, 2021 the Montana Environmental Information Center and the Sierra Club filed a lawsuit in Montana State Court, against the Montana Department of Environmental Quality (MTDEQ) and us, alleging the environmental review of our Laurel Generating Station project was unlawful. This lawsuit could delay the Laurel project if the Court were to require a full Environmental Impact Study regarding the project, set aside the air quality permit granted for the Laurel Generating Station, or determine that the underlying environmental statute violates the Montana Constitutional guarantee of a “clean and healthful environment.”

Electric Resource Supply - South Dakota

Our energy resource plans identify portfolio requirements including potential investments resulting from a completed competitive solicitation process in South Dakota. Our estimated capital expenditures discussed in our Annual Report on Form 10-K for the year ended December 31, 2020 within the Management's Discussion and Analysis of Financial Condition and Results of Operations section includes approximately $60 million for a 30-40 MW flexible natural gas plant near Aberdeen, South Dakota, which was expected to be in service in early 2024. During the third quarter of 2021, we decided to discontinue our plans to build this project as a result of significant increases in estimated construction cost as a result of global supply chain challenges. As a result of the project discontinuance, we recorded a $1.2 million pre-tax charge in the three months ended September 30, 2021, for the write-off of preliminary construction costs.

Construction continues for a 60 MW reciprocating internal combustion engine project in Huron, South Dakota. The project is expect to be online in early 2022 with total construction costs of approximately $80 million (approximately $40 million invested in 2020).

Regulatory Update

We will not make a general rate case filing in any of our regulatory jurisdictions during 2021. We have recently filed several other regulatory filings, primarily in our Montana jurisdiction, including:

•An April 15, 2021 filing of a motion requesting to delay the implementation of our fixed cost recovery mechanism pilot in our Montana jurisdiction for another year until July 2022 or beyond, due to the continued uncertainties created by the COVID-19 pandemic. On June 29, 2021, the MPSC granted our motion and issued a final order denying reconsideration on September 15, 2021; and
•An April 21, 2021 filing requesting approval to increase the PCCAM Base forecasted costs used to develop rates for the recovery of electric power costs through our PCCAM by approximately $17 million, or potentially a greater increase to reflect current market prices and new capacity contracts. On June 29, 2021, the MPSC approved implementing our request for interim rates reflecting the $17 million increase, subject to refund. The MCC filed a motion arguing that the PCCAM Base cannot be updated except in a general rate case and asked the MPSC to dismiss the application. On October 5, 2021, the MPSC voted to grant the MCC’s motion to dismiss, and we await the final written order.

We are subject to FERC’s jurisdiction and regulations with respect to rates for electric transmission service in interstate commerce and electricity sold at wholesale rates, the issuance of certain securities, and incurrence of certain long-term debt, among other things. The Division of Audits and Accounting in the Office of Enforcement of FERC has initiated a routine audit of NorthWestern Corporation for the period of January 1, 2018 to the present to evaluate our compliance with FERC accounting and financial reporting requirements. We have responded to several sets of data requests as part of the audit process. An audit report has not yet been received from FERC, but is expected within the next six months. Management is unable to predict the outcome or timing of the final resolution of the audit.

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

The Nebraska Public Service Commission (NPSC) opened a docket on March 2, 2021 to investigate the effect of this cold weather event on natural gas supply. In this docket, we proposed recovery of our costs for February 13, 2021 to February 18,

2021 over a two-year period, which was subsequently approved by the NPSC on May 11, 2021, and a regulatory asset of approximately $26.0 million was recorded for these costs, with a remaining balance of $25.2 million as of September 30, 2021.

The South Dakota Public Utilities Commission issued an order allowing recovery of natural gas costs for the same time period over a one-year period, effective March 2, 2021. A regulatory asset of approximately $22.0 million was recorded for these costs, with a remaining balance of $17.7 million as of September 30, 2021.

COVID-19 Pandemic and Global Economic Recovery

The COVID-19 pandemic has had widespread impacts on people, economies, businesses and financial markets. Beginning in March 2020, the pandemic and resulting economic conditions began impacting our business operations and financial results. Our 2020 financial results were impacted by lower sales volumes, an increase in reserves for uncollectible accounts and an increase in interest expense, partly offset by lower operating, general and administrative expenses. We have experienced improving conditions in our service territories during 2021, that have positively impacted our business as compared to 2020. The ultimate impact of the pandemic on our financial results for 2021 and beyond depends on the evolving landscape of the pandemic and the public health responses to contain it, as well as the substance and pace of the macroeconomic recovery. If health conditions deteriorate or the economic recovery stalls, it could have the result of lower demand for electricity and natural gas, as well as reduced ability of various customers, contractors, suppliers and other business partners to fulfill their obligations or provide the services we seek to support our business operations. These impacts could have a material adverse effect on our results of operations, financial condition and prospects. In addition, the Biden administration is seeking to require large companies like us to have all of our employees vaccinated or undergo weekly COVID testing. Complying with either a vaccine mandate or weekly testing requirements (if there are even enough testing kits available) could be difficult and costly and it is possible that some employees may choose to leave employment over a vaccine or testing requirement.

We place significant reliance on our third-party business partners to supply materials, equipment and labor necessary for us to operate our utility and reliably serve current customers and future customers. As a result of current macroeconomic conditions, both nationally and globally, we have recently experienced issues with our supply chain for materials and components used in our operations and capital project construction activities. Issues include higher prices, scarcities/shortages, longer fulfillment times for orders from our suppliers, workforce availability, and wage increases. Should these economic conditions and issues continue, we could have difficulty completing the operations activities necessary to serve our customers safely and reliably, and/or achieving our capital investment program, which ultimately could result in higher customer utility rates, longer outages, and could have a material adverse impact on our business, financial condition and operations.

Financing Activities

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

In April 2021, we entered into an Equity Distribution Agreement pursuant to which we may offer and sell shares of our common stock from time to time, having an aggregate gross sales price of up to $200.0 million, through an ATM program, including an equity forward sales component. During the three months ended September 30, 2021, we issued 1,040,085 shares of our common stock at an average price of $63.13, for net proceeds of $64.8 million. During the nine months ended September 30, 2021, we issued 1,919,394 shares of our common stock at an average price of $63.94, for net proceeds of $121.1 million. We expect a total of approximately $200.0 million of equity proceeds during 2021 to support our current capital program and maintain and protect our credit ratings. Financing plans are subject to change, depending on capital expenditures, regulatory outcomes, internal cash generation, market conditions and other factors.

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

OVERALL CONSOLIDATED RESULTS

Three Months Ended September 30, 2021 Compared with the Three Months Ended September 30, 2020

Consolidated net income for the three months ended September 30, 2021 was $35.2 million as compared with $29.5 million for the same period in 2020. This increase was primarily driven by higher Montana transmission loads and rates and warmer summer weather, partly offset by higher operating costs, higher Montana electric supply costs, an unfavorable QF liability adjustment compared with the prior period, and higher income tax expense.
Consolidated operating revenues for the three months ended September 30, 2021 were $326.0 million as compared with $280.7 million for the same period in 2020. Consolidated gross margin for the three months ended September 30, 2021 was $227.3 million as compared with $212.6 million for the same period in 2020, an increase of $14.7 million.

	Electric		Natural Gas		Total
	2021	2020	2021	2020	2021	2020
	(dollars in millions)
Reconciliation of operating revenue to gross margin:
Operating Revenues	$287.5	$244.2	$38.5	$36.5	$326.0	$280.7
Cost of Sales	89.4	61.2	9.3	6.9	98.7	68.1
Gross Margin(1)	$198.1	$183.0	$29.2	$29.6	$227.3	$212.6
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

	Three Months Ended September 30,
	2021	2020	Change	% Change
	(dollars in millions)
Gross Margin
Electric	$198.1	$183.0	$15.1	8.3%
Natural Gas	29.2	29.6	(0.4)	(1.4)
Total Gross Margin(1)	$227.3	$212.6	$14.7	6.9%
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Primary components of the change in gross margin include the following (in millions):

Gross Margin 2021 vs. 2020
Gross Margin Items Impacting Net Income
Montana electric transmission revenue	$10.1
Electric retail volumes	8.4
Montana electric supply cost recovery	(2.1)
Electric QF liability adjustment	(1.3)
Natural gas retail volumes	(0.6)
Other	0.4
Change in Gross Margin Impacting Net Income	14.9
Gross Margin Items Offset Within Net Income
Property taxes recovered in revenue, offset in property tax expense	(1.3)
Gas production taxes recovered in revenue, offset in property and other taxes	0.2
Operating expenses recovered in revenue, offset in operating expense	0.3
Production tax credits reducing revenue, offset in income tax expense	0.6
Change in Gross Margin Items Offset Within Net Income	(0.2)
Increase in Consolidated Gross Margin(1)	$14.7
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Consolidated gross margin increased $14.7 million, including a $14.9 million increase from items impacting net income and a $0.2 million decrease from items offset within net income.

The change in consolidated gross margin for items impacting net income includes the following:

•Higher Montana transmission rates and higher demand to transmit energy across our transmission lines due to market conditions and pricing;
•An increase in electric retail revenue due to warmer summer weather, overall customer growth, and increased commercial volume as compared to the prior year due to the COVID-19 pandemic related shutdowns;
•Higher Montana electric supply costs as compared with the prior period;
•An unfavorable adjustment to our electric QF liability (unrecoverable costs associated with Public Utility Regulatory Policies Act of 1978 (PURPA) contracts as part of a 2002 stipulation with the MPSC and other parties) associated with a one-time clarification in contract term; and
•A decrease in gas volumes due to warmer summer weather, partly offset by customer growth.

	Three Months Ended September 30,
	2021	2020	Change	% Change
	(dollars in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$80.9	$73.3	$7.6	10.4%
Property and other taxes	43.6	45.3	(1.7)	(3.8)
Depreciation and depletion	47.1	44.3	2.8	6.3
	$171.6	$162.9	$8.7	5.3%

Consolidated operating, general and administrative expenses were $80.9 million for the three months ended September 30, 2021, as compared with $73.3 million for the three months ended September 30, 2020. Primary components of the change include the following (in millions):

Operating, General & Administrative Expenses
2021 vs. 2020
Operating, General & Administrative Expenses Impacting Net Income
Employee benefits	$3.3
Technology implementation and maintenance	1.8
Generation maintenance	1.3
Write-off of preliminary construction costs	1.2
Travel and training	0.4
Uncollectible accounts	(2.7)
Other	(0.3)
Change in Items Impacting Net Income	5.0

Operating, General & Administrative Expenses Offset Within Net Income
Pension and other postretirement benefits, offset in other income	1.2
Non-employee directors deferred compensation, offset in other income	1.1
Operating expenses recovered in trackers, offset in revenue	0.3
Change in Operating, General & Administrative Expense Items Offset Within Net Income	2.6
Increase in Operating, General & Administrative Expenses	$7.6

Consolidated operating, general and administrative expenses increased $7.6 million, including a $5.0 million increase from items impacting net income and a $2.6 million increase from items offset within net income.

The change in consolidated operating, general and administrative expenses for items impacting net income includes the following:
•Higher employee benefit costs primarily due to higher compensation and medical costs;
•Higher technology implementation and maintenance costs;
•Higher maintenance costs at our electric generation facilities;
•Higher costs due to the write-off of preliminary construction costs associated with the 30-40MW flexible natural gas plant near Aberdeen, South Dakota;
•Higher travel and training costs; and
•Decreased uncollectible accounts due to collections of previously written off amounts in the current period. In the second quarter of 2020, we voluntarily suspended service disconnections for non-payment, to help customers who may be financially impacted by the COVID-19 pandemic. We subsequently resumed standard disconnection processes in all of our operating jurisdictions in the third quarter of 2020.

Property and other taxes were $43.6 million for the three months ended September 30, 2021, as compared with $45.3 million in the same period of 2020. This decrease was due primarily to a decrease in estimated Montana state and local taxes. We estimate property taxes throughout each year, and update those estimates based on valuation reports received from the Montana Department of Revenue. Under Montana law, we are allowed to track the increases in the actual level of state and local taxes and fees and adjust our rates to recover the increase between rate cases less the amount allocated to FERC-jurisdictional customers and net of the associated income tax benefit.

Depreciation and depletion expense was $47.1 million for the three months ended September 30, 2021, as compared with $44.3 million in the same period of 2020. This increase was primarily due to plant additions.

Consolidated operating income for the three months ended September 30, 2021 was $55.7 million as compared with $49.7 million in the same period of 2020. This increase was primarily driven by higher Montana transmission loads and rates and warmer summer weather, partly offset by higher operating costs, higher Montana electric supply costs, and an unfavorable QF liability adjustment compared with the prior period.

Consolidated interest expense was $23.3 million for the three months ended September 30, 2021 as compared with $23.7 million for the same period of 2020. This decrease was primarily due to higher capitalization of AFUDC, partly offset by higher borrowings.

Consolidated other income was $5.3 million for the three months ended September 30, 2021 as compared to $0.8 million during the same period of 2020. This increase includes approximately $2.3 million related to items offset in operating, general and administrative expense with no impact to net income, and higher capitalization of AFUDC. Items offset in operating, general and administrative expense includes an approximately $1.1 million increase in the value of deferred shares held in trust for non-employee directors deferred compensation and a decrease in other pension expense of $1.2 million.

Consolidated income tax expense for the three months ended September 30, 2021 was $2.5 million as compared to an income tax benefit of $2.7 million in the same period of 2020. Our effective tax rate for the three months ended September 30, 2021 was 6.6% as compared with (10.1)% for the same period in 2020. We expect our effective tax rate to range between (2.5)% to 2.5% in 2021.

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in millions):

	Three Months Ended September 30,
	2021		2020
Income Before Income Taxes	$37.7		$26.8

Income tax calculated at federal statutory rate	7.9	21.0%	5.6	21.0%

Permanent or flow-through adjustments:
State income tax, net of federal provisions	0.4	1.1	0.0	0.2
Flow-through repairs deductions	(3.5)	(9.2)	(4.2)	(15.7)
Production tax credits	(1.9)	(5.0)	(2.2)	(8.2)
Plant and depreciation of flow-through items	(0.3)	(0.8)	0.1	0.4
Amortization of excess deferred income tax	(0.1)	(0.3)	(0.2)	(0.8)
Share-based compensation	(0.1)	(0.2)	—	—
Income tax return to accrual adjustment	0.4	1.0	(1.7)	(6.5)
Other, net	(0.3)	(1.0)	(0.1)	(0.5)
	(5.4)	(14.4)	(8.3)	(31.1)

Income tax expense (benefit)	$2.5	6.6%	$(2.7)	(10.1)%

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

Nine Months Ended September 30, 2021 Compared with the Nine Months Ended September 30, 2020

Consolidated net income for the nine months ended September 30, 2021 was $135.5 million as compared with $101.7 million for the same period in 2020. This increase was primarily driven by higher Montana transmission loads and rates, a favorable electric QF liability adjustment as compared with the prior period, favorable weather, and higher commercial demand as compared to the prior year due to the COVID-19 pandemic related shutdowns, partly offset by higher Montana electric supply costs, higher operating costs, depreciation expense, and income tax expense.
Consolidated operating revenues for the nine months ended September 30, 2021 were $1,025.0 million as compared with $885.2 million for the same period in 2020. Consolidated gross margin for the nine months ended September 30, 2021 was $713.8 million as compared with $664.8 million for the same period in 2020, an increase of $49.0 million.

	Electric		Natural Gas		Total
	2021	2020	2021	2020	2021	2020
	(dollars in millions)
Reconciliation of operating revenue to gross margin:
Operating Revenues	$799.0	$706.7	$226.0	$178.5	$1,025.0	$885.2
Cost of Sales	218.8	173.3	92.4	47.1	311.2	220.4
Gross Margin(1)	$580.2	$533.4	$133.6	$131.4	$713.8	$664.8
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

	Nine Months Ended September 30,
	2021	2020	Change	% Change
	(dollars in millions)
Gross Margin
Electric	$580.2	$533.4	$46.8	8.8%
Natural Gas	133.6	131.4	2.2	1.7
Total Gross Margin(1)	$713.8	$664.8	$49.0	7.4%
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Primary components of the change in gross margin include the following (in millions):

Gross Margin 2021 vs. 2020
Gross Margin Items Impacting Net Income
Montana electric transmission revenue	$21.3
Electric retail volumes	18.1
Electric QF liability adjustment	4.8
Natural gas retail volumes	1.7
Montana electric supply cost recovery	(4.3)
Montana natural gas production rates	(0.8)
Other	4.3
Change in Gross Margin Impacting Net Income	45.1
Gross Margin Items Offset Within Net Income
Production tax credits reducing revenue, offset in income tax expense	2.2
Property taxes recovered in revenue, offset in property tax expense	1.0
Gas production taxes recovered in revenue, offset in property and other taxes	0.4
Operating expenses recovered in revenue, offset in operating expense	0.3
Change in Gross Margin Items Offset Within Net Income	3.9
Increase in Consolidated Gross Margin(1)	$49.0
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Consolidated gross margin increased $49.0 million, including a $45.1 million increase from items impacting net income and a $3.9 million increase from items offset within net income.

The change in consolidated gross margin for items impacting net income includes the following:

•Higher Montana transmission rates, the recognition of approximately $4.7 million of deferred interim revenues, and higher demand to transmit energy across our transmission lines due to market conditions and pricing;
•An increase in electric retail revenue driven by colder winter weather in Montana, warmer summer weather in both Montana and South Dakota, customer growth, and increased commercial volume as compared to the prior year due to the COVID-19 pandemic related shutdowns, partly offset by warmer winter weather in South Dakota;

•A more favorable adjustment of our electric QF liability (unrecoverable costs associated with PURPA contracts as part of a 2002 stipulation with the MPSC and other parties) reflecting a $7.9 million gain in 2021, as compared with a $3.1 million gain for the same period in 2020, due to the combination of:
•A $2.6 million favorable reduction in costs for the current contract year to record the annual adjustment for actual output and pricing as compared with a $0.9 million favorable reduction in costs in the prior period;
•A negative adjustment, increasing the QF liability by $2.1 million, reflecting annual actual contract price escalation, which was more than previously estimated, compared to a favorable adjustment of $2.2 million in the prior year due to lower actual price escalation; and
•A favorable adjustment of approximately $7.4 million decreasing the QF liability associated with a one-time clarification in contract term.
•An increase in natural gas volumes due to colder winter weather in our Montana and Nebraska jurisdictions and customer growth, partly offset by warmer winter weather in our South Dakota jurisdiction and warmer summer weather in all jurisdictions;
•Higher Montana electric supply costs as compared with the prior period; and
•A reduction of rates from the step down of our Montana gas production assets.

	Nine Months Ended September 30,
	2021	2020	Change	% Change
	(dollars in millions)
Operating Expenses (excluding cost of sales)
Operating, general and administrative	$238.9	$224.0	$14.9	6.7%
Property and other taxes	138.3	136.8	1.5	1.1
Depreciation and depletion	140.9	134.3	6.6	4.9
	$518.1	$495.1	$23.0	4.6%

Consolidated operating, general and administrative expenses were $238.9 million for the nine months ended September 30, 2021, as compared with $224.0 million for the nine months ended September 30, 2020. Primary components of the change include the following (in millions):

Operating, General & Administrative Expenses
2021 vs. 2020
Operating, General & Administrative Expenses Impacting Net Income
Employee benefits	$4.7
Generation maintenance	3.0
Technology implementation and maintenance	2.4
Write-off of preliminary construction costs	1.2
Uncollectible accounts	(7.1)
Other	0.4
Change in Items Impacting Net Income	4.6

Operating, General & Administrative Expenses Offset Within Net Income
Non-employee directors deferred compensation, offset in other income	6.4
Pension and other postretirement benefits, offset in other income	3.6
Operating expenses recovered in trackers, offset in revenue	0.3
Change in Operating, General & Administrative Expense Items Offset Within Net Income	10.3
Increase in Operating, General & Administrative Expenses	$14.9

Consolidated operating, general and administrative expenses increased $14.9 million, including a $4.6 million increase from items impacting net income and a $10.3 million increase from items offset within net income.

The change in consolidated operating, general and administrative expenses for items impacting net income includes the following:

•Higher employee benefit costs primarily due to higher compensation and medical costs;
•Higher maintenance costs at our electric generation facilities;
•Higher technology implementation and maintenance costs;
•Higher costs due to the write-off of preliminary construction costs associated with the 30-40MW flexible natural gas plant near Aberdeen, South Dakota; and
•Decreased uncollectible accounts due to collections of previously written off amounts in the current period. In the second quarter of 2020, we voluntarily suspended service disconnections for non-payment, to help customers who may be financially impacted by the COVID-19 pandemic.

Property and other taxes were $138.3 million for the nine months ended September 30, 2021, as compared with $136.8 million in the same period of 2020. This increase was due primarily to an increase in Montana state and local taxes. We estimate property taxes throughout each year, and update those estimates based on valuation reports received from the Montana Department of Revenue. Under Montana law, we are allowed to track the increases in the actual level of state and local taxes and fees and adjust our rates to recover the increase between rate cases less the amount allocated to FERC-jurisdictional customers and net of the associated income tax benefit.

Depreciation and depletion expense was $140.9 million for the nine months ended September 30, 2021, as compared with $134.3 million in the same period of 2020. This increase was primarily due to plant additions.

Consolidated operating income for the nine months ended September 30, 2021 was $195.7 million as compared with $169.7 million in the same period of 2020. This increase was primarily driven by higher Montana transmission loads and rates, a favorable electric QF liability adjustment as compared with the prior period, favorable weather, and higher commercial demand as compared to the prior year due to the COVID-19 pandemic related shutdowns, partly offset by higher Montana electric supply costs, higher operating costs, and depreciation expense.

Consolidated interest expense was $70.3 million for the nine months ended September 30, 2021 as compared with $72.3 million for the same period of 2020. This decrease was primarily due to higher capitalization of AFUDC, partly offset by higher borrowings.

Consolidated other income was $13.9 million for the nine months ended September 30, 2021 as compared to consolidated other expense of $1.0 million during the same period of 2020. This increase includes approximately $10.0 million related to items offset in operating, general and administrative expense with no impact to net income and higher capitalization of AFUDC. Items offset in operating, general and administrative expense include a $6.4 million increase in the value of deferred shares held in trust for non-employee directors deferred compensation and a decrease in other pension expense of $3.6 million.

Consolidated income tax expense for the nine months ended September 30, 2021 was $3.9 million as compared to an income tax benefit of $5.2 million in the same period of 2020. Our effective tax rate for the nine months ended September 30, 2021 was 2.8% as compared with (5.4)% for the same period in 2020. We expect our effective tax rate to range between (2.5)% to 2.5% in 2021.

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in millions):

	Nine Months Ended September 30,
	2021		2020
Income Before Income Taxes	$139.4		$96.4

Income tax calculated at federal statutory rate	29.3	21.0%	20.3	21.0%

Permanent or flow-through adjustments:
State income tax, net of federal provisions	0.7	0.5	0.1	0.1
Flow-through repairs deductions	(15.6)	(11.2)	(14.9)	(15.4)
Production tax credits	(8.4)	(6.1)	(7.6)	(7.8)
Plant and depreciation of flow-through items	(0.8)	(0.6)	0.3	0.3
Amortization of excess deferred income tax	(0.6)	(0.4)	(0.7)	(0.8)
Share-based compensation	(0.3)	(0.2)	(0.6)	(0.6)
Income tax return to accrual adjustment	0.4	0.3	(1.7)	(1.8)
Other, net	(0.8)	(0.5)	(0.4)	(0.4)
	(25.4)	(18.2)	(25.5)	(26.4)

Income tax expense (benefit)	$3.9	2.8%	$(5.2)	(5.4)%

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
•Transmission: Reflects transmission revenues regulated by the FERC.
•Wholesale and other are largely gross margin neutral as they are offset by changes in cost of sales.

Three Months Ended September 30, 2021 Compared with the Three Months Ended September 30, 2020

	Revenues		Change		Megawatt Hours (MWH)		Avg. Customer Counts
	2021	2020	$	%	2021	2020	2021	2020
	(in thousands)
Montana	$85,539	$78,549	$6,990	8.9%	692	633	312,265	307,892
South Dakota	18,882	18,912	(30)	(0.2)	158	160	50,756	50,584
Residential	104,421	97,461	6,960	7.1	850	793	363,021	358,476
Montana	95,248	89,082	6,166	6.9	847	794	71,766	70,320
South Dakota	28,798	27,373	1,425	5.2	296	284	12,835	12,870
Commercial	124,046	116,455	7,591	6.5	1,143	1,078	84,601	83,190
Industrial	9,147	9,212	(65)	(0.7)	611	621	76	78
Other	13,089	11,910	1,179	9.9	89	86	8,226	8,193
Total Retail Electric	$250,703	$235,038	$15,665	6.7%	2,693	2,578	455,924	449,937
Regulatory amortization	9,922	(5,526)	15,448	(279.6)
Transmission	25,172	12,906	12,266	95.0
Wholesale and Other	1,676	1,737	(61)	(3.5)
Total Revenues	$287,473	$244,155	$43,318	17.7%
Total Cost of Sales	89,375	61,154	28,221	46.1
Gross Margin(1)	$198,098	$183,001	$15,097	8.2%
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

	Cooling Degree Days			2021 as compared with:
	2021	2020	Historic Average	2020	Historic Average
Montana	493	340	361	45% warmer	37% warmer
South Dakota	818	755	638	8% warmer	28% warmer
	Heating Degree Days			2021 as compared with:
	2021	2020	Historic Average	2020	Historic Average
Montana	251	255	278	2% warmer	10% warmer
South Dakota	23	71	87	68% warmer	74% warmer

The following summarizes the components of the changes in electric gross margin for the three months ended September 30, 2021 and 2020 (in millions):

Gross Margin 2021 vs. 2020
Gross Margin Items Impacting Net Income
Transmission	$10.1
Retail volumes	8.4
Montana electric supply cost recovery	(2.1)
Electric QF liability adjustment	(1.3)
Change in Gross Margin Impacting Net Income	15.1

Gross Margin Items Offset Within Net Income
Production tax credits reducing revenue, offset in income tax expense	0.6
Operating expenses recovered in revenue, offset in operating expense	0.4
Property taxes recovered in revenue, offset in property tax expense	(1.0)
Change in Gross Margin Items Offset Within Net Income	0.0
Increase in Gross Margin(1)	$15.1
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Gross margin increased $15.1 million, with items offset within net income offsetting for no impact on gross margin.

The change in gross margin for items impacting net income includes the following:

•Higher Montana transmission rates and higher demand to transmit energy across our transmission lines due to market conditions and pricing;
•An increase in retail revenue due to warmer summer weather, overall customer growth, and increased commercial volume as compared to the prior year due to the COVID-19 pandemic related shutdowns;
•Higher Montana electric supply costs as compared with the prior period; and
•An unfavorable adjustment to our electric QF liability (unrecoverable costs associated with PURPA contracts as part of a 2002 stipulation with the MPSC and other parties) associated with a one-time clarification in contract term.

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

Nine Months Ended September 30, 2021 Compared with the Nine Months Ended September 30, 2020

	Revenues		Change		Megawatt Hours (MWH)		Avg. Customer Counts
	2021	2020	$	%	2021	2020	2021	2020
	(in thousands)
Montana	$251,443	$237,777	$13,666	5.7%	2,067	1,944	311,256	306,886
South Dakota	51,031	52,427	(1,396)	(2.7)	453	463	50,765	50,629
Residential	302,474	290,204	12,270	4.2	2,520	2,407	362,021	357,515
Montana	266,644	252,514	14,130	5.6	2,398	2,269	71,437	69,949
South Dakota	76,969	77,057	(88)	(0.1)	826	818	12,787	12,812
Commercial	343,613	329,571	14,042	4.3	3,224	3,087	84,224	82,761
Industrial	28,086	27,162	924	3.4	1,842	2,026	77	78
Other	26,798	26,400	398	1.5	155	157	6,449	6,467
Total Retail Electric	$700,971	$673,337	$27,634	4.1%	7,741	7,677	452,771	446,821
Regulatory amortization	29,913	(9,274)	39,187	(422.5)
Transmission	63,762	38,409	25,353	66.0
Wholesale and Other	4,338	4,246	92	2.2
Total Revenues	$798,984	$706,718	$92,266	13.1%
Total Cost of Sales	218,802	173,294	45,508	26.3
Gross Margin(1)	$580,182	$533,424	$46,758	8.8%
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

	Cooling Degree Days			2020 as compared with:
	2021	2020	Historic Average	2020	Historic Average
Montana	632	395	416	60% warmer	52% warmer
South Dakota	966	844	699	14% warmer	38% warmer
	Heating Degree Days			2021 as compared with:
	2021	2020	Historic Average	2020	Historic Average
Montana	4,680	4,610	4,725	2% cooler	1% warmer
South Dakota	5,188	5,564	5,648	7% warmer	8% warmer

The following summarizes the components of the changes in electric gross margin for the nine months ended September 30, 2021 and 2020 (in millions):

Gross Margin 2021 vs. 2020
Gross Margin Items Impacting Net Income
Transmission	$21.3
Retail volumes	18.1
Electric QF liability adjustment	4.8
Montana electric supply cost recovery	(4.3)
Other	3.2
Change in Gross Margin Impacting Net Income	43.1

Gross Margin Items Offset Within Net Income
Production tax credits reducing revenue, offset in income tax expense	2.2
Property taxes recovered in revenue, offset in property tax expense	0.8
Operating expenses recovered in revenue, offset in operating expense	0.7
Change in Gross Margin Items Offset Within Net Income	3.7
Increase in Gross Margin(1)	$46.8
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Gross margin increased $46.8 million, including a $43.1 million increase from items impacting net income and a $3.7 million increase from items offset within net income.

The change in gross margin for items impacting net income includes the following:

•Higher Montana transmission rates, the recognition of approximately $4.7 million of deferred interim revenues, and higher demand to transmit energy across our transmission lines due to market conditions and pricing;
•An increase in retail revenue driven by colder winter weather in Montana, warmer summer weather in both Montana and South Dakota, customer growth, and increased commercial volume as compared to the prior year due to the COVID-19 pandemic related shutdowns, partly offset by warmer winter weather in South Dakota;
•A more favorable adjustment of our electric QF liability (unrecoverable costs associated with PURPA contracts as part of a 2002 stipulation with the MPSC and other parties) reflecting a $7.9 million gain in 2021, as compared with a $3.1 million gain for the same period in 2020, due to the combination of:
•A $2.6 million favorable reduction in costs for the current contract year to record the annual adjustment for actual output and pricing as compared with a $0.9 million favorable reduction in costs in the prior period;
•A negative adjustment, increasing the QF liability by $2.1 million, reflecting annual actual contract price escalation, which was more than previously estimated, compared to a favorable adjustment of $2.2 million in the prior year due to lower actual price escalation; and
•A favorable adjustment of approximately $7.4 million decreasing the QF liability associated with a one-time clarification in contract term.
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
•Wholesale: Primarily represents transportation and storage for others.

Three Months Ended September 30, 2021 Compared with the Three Months Ended September 30, 2020

	Revenues		Change		Dekatherms (Dkt)		Avg. Customer Counts
	2021	2020	$	%	2021	2020	2021	2020
	(in thousands)
Montana	$9,910	$9,896	14	0.1%	845	956	179,571	177,410
South Dakota	2,179	1,702	477	28.0	106	114	40,826	40,437
Nebraska	2,443	1,698	745	43.9	144	156	37,406	37,467
Residential	14,532	13,296	1,236	9.3	1,095	1,226	257,803	255,314
Montana	6,110	5,598	512	9.1	603	611	24,872	24,412
South Dakota	1,781	1,030	751	72.9	179	170	6,846	6,864
Nebraska	1,461	684	777	113.6	144	143	4,920	4,945
Commercial	9,352	7,312	2,040	27.9	926	924	36,638	36,221
Industrial	76	51	25	49.0	8	6	227	231
Other	163	92	71	77.2	18	12	168	153
Total Retail Gas	$24,123	$20,751	$3,372	16.2%	2,047	2,168	294,836	291,919
Regulatory amortization	5,415	7,265	(1,850)	(25.5)
Wholesale and other	8,944	8,439	505	6.0
Total Revenues	$38,482	$36,455	$2,027	5.6%
Total Cost of Sales	9,284	6,882	2,402	34.9
Gross Margin(1)	$29,198	$29,573	$(375)	(1.3)%
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

	Heating Degree Days			2021 as compared with:
	2021	2020	Historic Average	2020	Historic Average
Montana	300	306	319	2% warmer	6% warmer
South Dakota	23	71	87	68% warmer	74% warmer
Nebraska	9	40	47	78% warmer	81% warmer

The following summarizes the components of the changes in natural gas gross margin for the three months ended September 30, 2021 and 2020:

Gross Margin 2021 vs. 2020
(in millions)
Gross Margin Items Impacting Net Income
Retail volumes	$(0.6)
Other	0.4
Change in Gross Margin Impacting Net Income	(0.2)

Gross Margin Items Offset Within Net Income
Property tax revenue, offset in property tax expense	(0.3)
Operating expenses recovered in trackers	(0.1)
Gas production taxes recovered in revenue, offset in property and other taxes	0.2
Change in Gross Margin Items Offset Within Net Income	(0.2)
Decrease in Gross Margin(1)	$(0.4)
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Gross margin decreased $0.4 million, including a $0.2 million decrease for items impacting net income and a $0.2 million decrease from items offset within net income.

The change in gross margin for items impacting net income includes a decrease in gas volumes due to warmer summer weather, partly offset by customer growth.

Our wholesale and other revenues are largely gross margin neutral as they are offset by changes in cost of sales.

Nine Months Ended September 30, 2021 Compared with the Nine Months Ended September 30, 2020

	Revenues		Change		Dekatherms (Dkt)		Avg. Customer Counts
	2021	2020	$	%	2021	2020	2021	2020
	(in thousands)
Montana	$82,424	$65,674	16,750	25.5%	9,119	8,937	179,340	177,036
South Dakota	18,654	16,697	1,957	11.7	2,248	2,310	40,975	40,509
Nebraska	14,599	12,908	1,691	13.1	1,987	1,984	37,560	37,542
Residential	115,677	95,279	20,398	21.4	13,354	13,231	257,875	255,087
Montana	42,890	32,988	9,902	30.0	4,977	4,674	24,876	24,455
South Dakota	12,562	11,213	1,349	12.0	2,060	2,360	6,873	6,889
Nebraska	7,740	6,284	1,456	23.2	1,397	1,394	4,953	4,973
Commercial	63,192	50,485	12,707	25.2	8,434	8,428	36,702	36,317
Industrial	726	503	223	44.3	88	75	229	231
Other	1,007	612	395	64.5	136	104	164	152
Total Retail Gas	$180,602	$146,879	$33,723	23.0%	22,012	21,838	294,970	291,787
Regulatory amortization	17,951	4,966	12,985	261.5
Wholesale and other	27,438	26,662	776	2.9
Total Revenues	$225,991	$178,507	$47,484	26.6%
Total Cost of Sales	92,335	47,058	45,277	96.2
Gross Margin(1)	$133,656	$131,449	$2,207	1.7%
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

	Heating Degree Days			2021 as compared with:
	2021	2020	Historic Average	2020	Historic Average
Montana	4,767	4,707	4,857	1% cooler	2% warmer
South Dakota	5,188	5,564	5,648	7% warmer	8% warmer
Nebraska	4,432	4,250	4,646	4% cooler	5% warmer

The following summarizes the components of the changes in natural gas gross margin for the nine months ended September 30, 2021 and 2020:

Gross Margin 2021 vs. 2020
(in millions)
Gross Margin Items Impacting Net Income
Retail volumes	$1.7
Montana gas production rates	(0.8)
Other	1.1
Change in Gross Margin Impacting Net Income	2.0

Gross Margin Items Offset Within Net Income
Gas production taxes recovered in revenue, offset in property and other taxes	0.4
Property tax revenue, offset in property tax expense	0.2
Operating expenses recovered in trackers	(0.4)
Change in Gross Margin Items Offset Within Net Income	0.2
Increase in Gross Margin(1)	$2.2
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Gross margin increased $2.2 million, including a $2.0 million increase for items impacting net income and a $0.2 million increase from items offset within net income.

The change in gross margin for items impacting net income includes the following:

•An increase in gas volumes due to colder winter weather in our Montana and Nebraska jurisdictions and customer growth, partly offset by warmer winter weather in our South Dakota jurisdiction and warmer summer weather in all jurisdictions; and
•A reduction of rates from the step down of our Montana gas production assets.

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

We utilize availability under our credit facilities to manage our cash flows due to the seasonality of our business, and utilize any cash on hand in excess of current operating requirements to invest in our business and reduce borrowings. As of September 30, 2021, our total net liquidity was approximately $163.6 million, including $8.6 million of cash and $155.0 million of revolving credit facility availability. As of September 30, 2021, there were no letters of credit outstanding and $295.0 million in outstanding borrowings under our credit facilities. Availability under our credit facilities was $186.0 million as of October 22, 2021.

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

In April 2021, we entered into an Equity Distribution Agreement pursuant to which we may offer and sell shares of our common stock from time to time, having an aggregate gross sales price of up to $200.0 million, through an ATM program, including an equity forward sales component. During the three months ended September 30, 2021, we issued 1,040,085 shares of our common stock at an average price of $63.13, for net proceeds of $64.8 million, which is net of sales commissions and other fees paid of approximately $0.9 million. During the nine months ended September 30, 2021, we issued 1,919,394 shares of our common stock at an average price of $63.94, for net proceeds of $121.1 million, which is net of sales commissions and other fees paid of approximately $1.7 million. We expect a total of approximately $200.0 million of equity proceeds during 2021 to support our current capital program and maintain and protect our credit ratings. Financing plans are subject to change, depending on capital expenditures, regulatory outcomes, internal cash generation, market conditions and other factors.

Factors Impacting our Liquidity

Energy Supply Costs - Our operations are subject to seasonal fluctuations in cash flow. During the heating season, which is primarily from November through March, cash receipts from natural gas and electric sales typically exceed cash requirements. During the summer months, cash on hand, together with the seasonal increase in cash flows and utilization of our existing revolver, are used to purchase natural gas to place in storage, perform maintenance, and make capital improvements. In addition, due to the lag between our purchases of electric and natural gas commodities and revenue receipt from customers, cyclical over and under collection situations arise consistent with the seasonal fluctuations discussed above; therefore, we typically under collect in the fall and winter and over collect in the spring. Fluctuations in recoveries under our cost tracking mechanisms can have a significant effect on cash flows from operations and make year-to-year comparisons difficult.

We recover the cost of our electric and natural gas supply through tracking mechanisms. The natural gas supply tracking mechanism in each of our jurisdictions, and electric supply tracking mechanism in South Dakota are designed to provide stable recovery of supply costs, with a monthly purchased natural gas rate tracker adjustment and a quarterly electric fuel cost rate tracker adjustment to correct for any under or over collection. The Montana electric supply tracking mechanism implemented in 2018, the PCCAM, is designed for us to absorb risk through a sharing mechanism, with 90% of the variance above or below the established base revenues and actual costs collected from or refunded to customers. Our electric supply rates were adjusted monthly under the prior tracker, and under the PCCAM design are adjusted annually. In periods of significant fluctuation of loads and / or market prices, this design impacts our cash flows as application of the PCCAM requires that we absorb certain power cost increases before we are allowed to recover increases from customers.

As of September 30, 2021, we have under collected our costs recovered through tracking mechanisms by approximately $84.5 million. We under collected our costs by approximately $5.7 million as of December 31, 2020 and under collected our costs by approximately $20.5 million as of September 30, 2020.

Credit Ratings

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are favorable to us and our customers, may impact our trade credit availability, and could result in the need to issue additional equity securities. Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s), and S&P Global Ratings (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. As of October 22, 2021, our current ratings with these agencies are as follows:

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

Cash Flows

The following table summarizes our consolidated cash flows (in millions):

	Nine Months Ended September 30,
	2021	2020
Operating Activities
Net income	$135.5	$101.7
Non-cash adjustments to net income	148.7	135.0
Changes in working capital	(31.0)	99.1
Other noncurrent assets and liabilities	(31.6)	(13.3)
Cash Provided by Operating Activities	221.6	322.5

Investing Activities
Property, plant and equipment additions	(311.2)	(283.0)
Investment in equity securities	(0.6)	—
Cash Used in Investing Activities	(311.8)	(283.0)

Financing Activities
Proceeds from issuance of common stock, net	121.1	—
Issuance of long-term debt, net	99.9	150.0
(Repayments) issuance of short-term borrowings	(100.0)	100.0
Repayments of long-term debt	(1.0)	—
Line of credit borrowings (repayments), net	73.0	(193.0)
Dividends on common stock	(95.1)	(90.3)
Financing costs	(0.9)	(2.6)
Other	0.3	(1.7)
Cash Provided by (Used in) Financing Activities	97.3	(37.6)

Increase in Cash, Cash Equivalents, and Restricted Cash	7.1	1.9
Cash, Cash Equivalents, and Restricted Cash, beginning of period	17.1	12.1
Cash, Cash Equivalents, and Restricted Cash, end of period	$24.2	$14.0

Cash Provided by Operating Activities

As of September 30, 2021, cash, cash equivalents, and restricted cash were $24.2 million as compared with $17.1 million as of December 31, 2020 and $14.0 million as of September 30, 2020. Cash provided by operating activities totaled $221.6 million for the nine months ended September 30, 2021 as compared with $322.5 million during the nine months ended September 30, 2020. This decrease in operating cash flows is primarily due to a $106.7 million ($65.1 million from electric operations and $41.6 million from natural gas operations) net increase in under collection of energy supply costs from customers in the current period, and a refund of approximately $20.5 million to our FERC regulated customers. These reductions were offset in part by an improvement in net income.

Cash Used in Investing Activities

Cash used in investing activities increased by approximately $28.8 million as compared with the first nine months of 2020. Plant additions during the first nine months of 2021 include maintenance additions of approximately $230.7 million and capacity related capital expenditures of $80.5 million. Plant additions during the first nine months of 2020 included maintenance additions of approximately $192.4 million and capacity related capital expenditures of approximately $90.6 million.

Cash Provided by (Used in) Financing Activities

Cash provided by financing activities totaled $97.3 million during the nine months ended September 30, 2021 as compared with cash used in financing activities of $37.6 million during the nine months ended September 30, 2020. During the nine months ended September 30, 2021, cash provided by financing activities reflects proceeds received from the issuance of common stock pursuant to our ATM program of $121.1 million, net proceeds from the issuance of debt of $99.9 million, and net issuances under our revolving lines of credit of $73.0 million, offset in part by repayments of our short-term borrowings of $100.0 million and payment of dividends of $95.1 million. During the nine months ended September 30, 2020, net cash used in financing activities reflects net repayments under our revolving lines of credit of $193.0 million and dividends of $90.3 million, offset in part by proceeds from the issuance of debt of $150.0 million and short-term borrowings of $100.0 million.

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

As of September 30, 2021, there have been two significant revisions made to our estimated capital expenditures discussed in our Annual Report on Form 10-K for the year ended December 31, 2020. We have decided not to proceed with the construction of an approximately $60 million 30-40 MW flexible natural gas plant near Aberdeen, South Dakota that was previously included in our estimated Electric segment capital expenditures with an expected in service date in early 2024. Additionally, we are moving forward with construction of the 175 MW Laurel Generating Station natural gas plant, which is estimated to cost approximately $275 million, including capitalized AFUDC, which was not included in our estimated electric segment capital expenditures. This project is expected to be in service by January 2024.

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of September 30, 2021. See our Annual Report on Form 10-K for the year ended December 31, 2020 for additional discussion.

	Total	2021	2022	2023	2024	2025	Thereafter
	(in thousands)
Long-term debt (1)	$2,474,660	$—	$—	$439,660	$100,000	$300,000	$1,635,000
Finance leases	15,463	692	2,875	3,097	3,338	3,596	1,865
Estimated pension and other postretirement obligations (2)	52,221	1,428	12,905	12,905	12,492	12,491	N/A
Qualifying facilities liability (3)	485,786	19,527	80,355	82,452	74,806	60,054	168,592
Supply and capacity contracts (4)	2,639,374	80,300	241,819	264,729	221,282	216,071	1,615,173
Contractual interest payments on debt (5)	1,501,841	21,838	87,352	85,386	79,760	70,791	1,156,714
Total Commitments (6)	$7,169,345	$123,785	$425,306	$888,229	$491,678	$663,003	$4,577,344
_________________________
(1)Represents cash payments for long-term debt and excludes $11.6 million of debt discounts and debt issuance costs, net.
(2)We estimate cash obligations related to our pension and other postretirement benefit programs for five years, as it is not practicable to estimate thereafter. Pension and postretirement benefit estimates reflect our expected cash contributions, which may be in excess of minimum funding requirements.
(3)Certain QFs require us to purchase minimum amounts of energy at prices ranging from $48 to $136 per MWH through 2029. Our estimated gross contractual obligation related to these QFs is approximately $485.8 million. A portion of the costs incurred to purchase this energy is recoverable through rates authorized by the MPSC, totaling approximately $403.4 million.
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

Other Obligations - As a co-owner of Colstrip, we provided surety bonds of approximately $19.9 million as of September 30, 2021 on behalf of the operator to ensure the operation and maintenance of remedial and closure actions are carried out related to the Administrative Order on Consent Regarding Impacts Related to Wastewater Facilities Comprising the Closed-Loop System at Colstrip Steam Electric Stations, Colstrip Montana (the AOC) as required by the MDEQ. As costs are incurred under the AOC, the surety bonds will be reduced.

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

We continually evaluate the appropriateness of our estimates and assumptions. Actual results could differ from those estimates. We consider an estimate to be critical if it is material to the Financial Statements and it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate are reasonably likely to occur from period to period. This includes the accounting for the following: regulatory assets and liabilities, pension and postretirement benefit plans, income taxes and qualifying facilities liability. These policies were disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020. As of September 30, 2021, there have been no material changes in these policies.

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

Economic - The COVID-19 pandemic continues to evolve. Our financial results in 2020 were impacted by lower sales volumes, an increase in reserves for uncollectible accounts and an increase in interest expense, partly offset by lower operating, general and administrative expenses. Decreases in per capita income and level of disposable income, increased unemployment or a decline in consumer confidence have had and could continue to have an adverse effect on our business. Certain of our customers have been, and may again in the future be, required to close down or operate at a lower capacity, which has adversely impacted our business in the short term and may in the future materially adversely affect our business, financial condition and results of operations. While the impact of the COVID-19 pandemic has eased during 2021 and we have experienced improvements in our financial results, there can be no assurance that any decrease in revenues resulting from the COVID-19 pandemic will return to previous levels in the future. In addition, we continue to monitor the capital markets. If conditions deteriorate and disrupt the capital markets and we need to access capital, there can be no assurance that we will be able to obtain such financing on commercially reasonable terms or at all.

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

For similar reasons, the COVID-19 pandemic may similarly adversely impact our suppliers and their manufacturers. Depending on the extent and duration of the COVID-19 pandemic's effects on our business and operations and the business and operations of our suppliers, our costs could increase, including our costs to address the health and safety of personnel, and our ability to obtain certain supplies or services. During the third quarter of 2021, we decided to discontinue our plans to build a 30-40 MW electric generation plant near Aberdeen, South Dakota as a result of significant increases in estimated construction cost as a result of global supply chain challenges. As a result of the project discontinuance, we recorded a $1.2 million pre-tax charge for the write-off of preliminary construction costs.

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

In addition, the Biden Administration is seeking to require broad categories of employees to be fully vaccinated against COVID-19 through an OSHA Emergency Temporary Standard, and through Executive Order 14042. The OSHA Emergency Temporary Standard provides, generally, that all employers with 100 or more employees require that all workers be vaccinated or undergo weekly COVID-19 testing and we expect that the final rule will largely mirror these requirements. Executive Order 14042 provides, generally, that federal agencies ensure that covered contracts and contract-like instruments include a clause that the federal contractor and any subcontractor be fully vaccinated against COVID-19. The Executive Order applies to a broad category of contracts.

Compliance with these two Orders may be very challenging: the OSHA Emergency Temporary Standard was forwarded to the Office of Management and Budget on October 12, 2021 for review but is not yet public. Therefore, we do not know exactly what will be required. In addition, there remain many questions regarding the contracts to which Executive Order 14042 apply. Complying with either a vaccine mandate or weekly testing requirements (if there are even enough testing kits available) could be difficult and costly and it is possible that some employees may choose to leave employment over a vaccine or testing requirement. Litigation regarding these two Orders is likely, which means there will be uncertainty as to the applicability of these two Orders as well as any compliance dates.

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

In addition to rate cases, our cost tracking mechanisms are a significant component of how we recover our costs. Trackers can also be highly contested dockets and, as with a rate case, there is no guarantee that the regulatory commission will approve our request to recover costs. We have recently received, and may in the future receive, unfavorable rulings from the MPSC. During the fourth quarter of 2020, the MPSC disallowed approximately $9.4 million of power costs for the July 1, 2018 to June 30, 2019 time period related to an intermittent outage at Colstrip Units 3 and 4 and application of a change in state laws addressing cost sharing of power costs. Additionally, on October 5, 2021, the MPSC rejected our request to reset the PCCAM Base revenue amount outside of a formal rate case, which means that we will likely continue to under-collect our power costs until we are allowed to update the PCCAM Base in a rate case. There can be no assurance that the MPSC will allow recovery of costs in the future, which could have a material adverse effect on our financial results.

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

Before we added Colstrip Unit 4, Dave Gates Generating Station, hydroelectric and Spion Kop electric generation resources to our electric generation supply portfolio, we received a determination from the MPSC that these acquisitions were in the public interest and approval for cost recovery, subject to a prudence review. This advance approval process is established in Montana's "preapproval" statute. On May 28, 2021, a non-profit environmental advocacy organization, 350 Montana, together with three individuals, filed suit in Montana District Court (Missoula) seeking a declaratory judgement that the Montana preapproval statute is unconstitutional. They also seek a preliminary and permanent injunction prohibiting the MPSC from granting any NorthWestern application for preapproval filed pursuant to the statute. Based on the court's current briefing schedule, we expect a decision from the court by the end of the first quarter of 2022. If the preapproval statute is found unconstitutional, there will be no statutory mechanism or MPSC rulemaking that facilitates advanced approval of generating resource selection. Preapproval can affect credit rates by reducing risk. The less risk that NorthWestern is perceived to face, the stronger its credit rating. An MPSC decision granting preapproval reduces risk and often ultimately results in lower debt costs and lower rates paid by customers. A decision by the MPSC also enables NorthWestern to take a more orderly approach to financing, which can also result in lower debts costs that benefit customers. The MPSC provides comments on our resource plan that we file every two to three years, but it does not provide a review and approval of this planning.

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

However, laws and regulations to which we must adhere change, and the Biden Administration’s agenda represents a significant shift in environmental and energy policy, focusing on reducing GHG emissions and addressing climate change issues. This new direction is reflected in several Executive Orders that President Biden issued in January 2021. Together, these orders reflect climate change issues and GHG reductions as central areas of focus for domestic and international regulations, orders and policies. In addition, a parallel focus on reducing GHG emissions is reflected in legislation introduced in Congress. Representative examples include legislation introduced in March 2021 in the U.S. House of Representatives, called the CLEAN Future Act, tax reforms, methane fees, and the Clean Electricity Performance Program. We expect other legislation to be introduced and considered by the U.S. House and the U.S. Senate focusing on GHG emission reduction, environmental and energy policy.

These initiatives will likely lead to new and revised energy and environmental laws and regulations, including tax reforms relating to energy and environmental issues. Any such changes, as well as any enforcement actions or judicial decisions regarding those laws and regulations, could affect our costs and the manner in which we conduct our business and could require us to make substantial additional capital expenditures or abandon certain projects.

Although previous attempts by the EPA to regulate GHG emissions from coal-fired plants have not succeeded, it is widely expected that the Biden Administration and/or the U.S. Congress will develop alternative plans for reducing GHG emissions from coal-fired plants and methane emissions from natural gas operations. As GHG and/or methane regulations are implemented, it could result in additional compliance costs that could affect our future results of operations and financial position if such costs are not recovered through regulated rates. Complying with the CO2 emission performance standards, and with other future environmental rules, may make it economically impractical to continue operating all or a portion of our jointly owned facilities or for individual owners to participate in their proportionate ownership of the coal-fired generating units. This could lead to significant impacts to customer rates for recovery of plant improvements and / or closure related costs and costs to procure replacement power. In addition, these changes could impact system reliability due to changes in generation sources.

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

Our electric distribution and transmission lines and facilities are exposed to many threats that may impact our infrastructure, as discussed above. These include severe weather, along with accidental and intentional acts that may cause our lines to fail. In addition, tree mortality rates have increased resulting in hazard trees located inside or outside our lines’ rights of way. Hazard trees are those trees that are structurally unsound and could fall into our lines if the trees failed. We are facing challenges to address these trees. The risk of fires is exacerbated in forested areas where there has been a significant increase in the quantity of standing dead and dying timber, primarily as a result of beetle infestation, increasing the risk that such trees may fall from either inside or outside our right-of-way into a power line igniting a fire. The fire risk in the Western states is heightened due to extreme drought conditions and high temperatures, which increases the risk of fires either from trees or grasslands. Fires alleged to have been caused by our system could expose us to significant penalties and / or damage claims on theories such as strict liability, negligence, gross negligence, trespass, inverse condemnation, and others.

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

We may have difficulty cost-effectively completing certain operations activities and construction projects due to inflationary pressures or if our third-party business partners are unable to deliver ordered supplies or complete contracted services timely, including workforce shortages or macro supply chain disruptions.

We place significant reliance on our third-party business partners to supply materials, equipment and labor necessary for us to operate our utility and reliably serve current customers and future customers. As a result of current macroeconomic conditions, both nationally and globally, we have recently experienced issues with our supply chain for materials and components used in our operations and capital project construction activities. Issues include higher prices, scarcities/shortages, longer fulfillment times for orders from our suppliers, workforce availability, and wage increases. Should these economic conditions and issues continue, we could have difficulty completing the operations activities necessary to serve our customers safely and reliably, and/or achieving our capital investment program, which ultimately could result in higher customer utility rates, longer outages, and could have a material adverse impact on our business, financial condition and operations.

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

NorthWestern Corporation
Date:	October 25, 2021	By:	/s/ CRYSTAL D. LAIL
Crystal D. Lail
Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer