Form 10-K
period 2021-12-31
NORTHWESTERN CORP
filed 2022-02-11
CIK 73088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant was $3,104,943,983 computed using the last sales price of $60.22 per share of the registrant’s common stock on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 4, 2022, 54,082,096 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Documents Incorporated by Reference
Certain sections of our Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K

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
•the impact of extraordinary external events and natural disasters, such as the COVID-19 pandemic, earthquake, flood, drought, lightning, weather, wind, and fire, on our liquidity, results of operations and financial condition;
•Acts of terrorism, cybersecurity attacks, data security breaches, or other malicious acts that cause damage to our generation, transmission, or distribution facilities, information technology systems, or result in the release of confidential customer, employee, or Company information;
•Supply chain constraints and their impact on capital expenditures, operating activities, and/or our ability to safely and reliably serve our customers;
•changes in availability of trade credit, creditworthiness of counterparties, usage, commodity prices, fuel supply costs or availability due to higher demand, shortages, weather conditions, transportation problems or other developments, may reduce revenues or may increase operating costs, each of which could adversely affect our liquidity and results of operations;
•unscheduled generation outages or forced reductions in output, maintenance or repairs, which may reduce revenues and increase operating costs or may require additional capital expenditures or other increased operating costs; and
•adverse changes in general economic and competitive conditions in the U.S. financial markets and in our service territories.

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

Degree-Day - A measure of the coldness / warmness of the weather experienced, based on the extent to which the daily mean temperature falls below or above 65 degrees Fahrenheit.

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

Part I

ITEM 1.  BUSINESS

OVERVIEW

 NorthWestern Energy - Delivering a Bright Future

NorthWestern Corporation, doing business as NorthWestern Energy, provides essential energy infrastructure and valuable services that enrich lives and empower communities while serving as long-term partners to our customers and communities. We are working to deliver safe, reliable, and innovative energy solutions that create value for customers, communities, employees, and investors. This includes bridging our history as a regulated utility safely providing low-cost and reliable service with our future as a globally-aware company offering a broader array of services performed by highly-adaptable and skilled employees. We provide electricity and / or natural gas to approximately 753,600 customers in Montana, South Dakota, Nebraska, and Yellowstone National Park. We have provided service in South Dakota and Nebraska since 1923 and in Montana since 2002.

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

Environmental, Social and Governance

We are focused on meeting current energy infrastructure and service needs at a reasonable and fair cost for today’s customers while ensuring the ability to meet the needs of tomorrow’s customers. “Sustainability” requires meeting economic, societal, and environmental objectives. As a provider of essential infrastructure and service, a sustainable enterprise is vital to our customers and communities, as well as to our investors and employees. For a full description of our environmental, social, governance and sustainability activities, please see our reports at https://www.northwesternenergy.com.

We strive to balance legal requirements to provide cost-effective, reliable and stably priced energy with being good stewards of natural resources and a diligent focus on sustainability. As discussed below, we currently have a commitment to reduce the carbon intensity of our electric energy portfolio for Montana by 90 percent by 2045. Further, as part of our continued efforts in environmental stewardship, we are developing a comprehensive company-wide carbon reduction plan we intend to announce during 2022.

We currently own a mix of clean and carbon-free energy resources balanced with traditional energy sources that are necessary for us to deliver affordable and reliable electricity to our customers 24/7. In 2021, approximately 56 percent of our retail needs originated from carbon-free resources, compared to approximately 40 percent for the total U.S. electric power industry. We do not receive all the related Renewable Energy Credits (RECs) from our contracted electric supply resources. The owner of the RECs claims the renewable attributes of the energy. Our resource mix does not represent the actual energy delivered to our customers. Market purchases and sales fill the gap between resources and customer demand.

Output from our carbon-free resources decreased from 65% of total supply needs in 2020 to 56% in 2021 due primarily to lower hydro generation caused by drought conditions in Montana. The reduced hydro output was supplemented by market purchases and increased output from dispatchable generation facilities.

2021 Electric Generation Portfolio - Total NWE

Wind Contracted 21.5%
Wind Owned 5.7%
Contracted CELP & YELP 10.1%
Natural Gas Contracted 1.6%
Natural Gas / Other Owned 4.1%
Coal Owned 28.3%
56% Carbon-Free
Hydro Owned 27.1%
Hydro Contracted 1.2%
Solar Contracted 0.4%

2021 Electric Generation Portfolio - Montana

Wind Contracted 21.1%
Wind Owned 2.4%
Contracted CELP & YELP 12.3%
Natural Gas Contracted 1.9%
Natural Gas / Other Owned 4.2%
Coal Owned 23.0%
59% Carbon-Free
Hydro Owned 33.1%
Hydro Contracted 1.5%
Solar Contracted 0.5%

2021 Electric Generation Portfolio - South Dakota

Wind Owned 20.4%
Natural Gas / Other Owned 4.0%
Coal Owned 52.2%
44% Carbon-Free
Wind Contracted 23.4%

Based on MWh's supplied from owned & long-term contracted resources

Contracted energy from Colstrip Energy Limited Partners (CELP), Yellowstone Energy Limited Partners (YELP) as well as a majority of the contracted wind, hydro and solar are federally mandated Qualifying Facilities, as defined under the Public Utility Regulatory Policies Act of 1978 (PURPA).

Montana - Commitment to Reduction in Carbon Intensity

Nearly 60% of the electric energy we supply in Montana comes from carbon-free sources, including hydro, wind and solar. In December 2019, we announced a commitment to reduce the carbon intensity of our electric energy portfolio for Montana by 90 percent by 2045 as compared with our 2010 carbon intensity as a baseline. Since 2010, we have already reduced the carbon intensity of our Montana generation portfolio by more than 50 percent.

MONTANA ELECTRIC OPERATIONS

Our regulated electric utility business in Montana includes generation, transmission and distribution. Our service territory covers approximately 107,600 square miles, representing approximately 73 percent of Montana's land area. During 2021, we delivered electricity to approximately 391,400 customers in 208 communities and their surrounding rural areas, 11 rural electric cooperatives and, in Wyoming, to the Yellowstone National Park. In 2021, by category, residential, commercial, industrial, and other sales accounted for approximately 44%, 47%, 5%, and 4%, respectively, of our Montana retail electric utility revenue.

Transmission and Distribution

Our electric system is composed of high voltage transmission lines and low voltage distribution lines as follows:

Electric Transmission Lines
Miles of 500 kV	497
Miles of 230 kV	987
Miles of 161 kV	1,184
Miles of 115 kV and lower voltage	4,151
Total Miles of Electric Transmission Lines	6,819

Electric Distribution Lines
Miles of overhead line	13,061
Miles of underground line	5,116
Total Miles of Electric Distribution Lines	18,177

Total Transmission and Distribution Substations	400

In addition to delivering energy to distribution systems to serve customers, we also transmit electricity for nonregulated entities owning generation, and utilities, cooperatives, and power marketers serving the Montana electricity market. Our total control area peak demand was approximately 1,909 MWs on January 27, 2021. Our control area average demand for 2021 was approximately 1,321 MWs per hour, with total energy delivered of more than 11.57 million MWHs.

Our transmission system is directly interconnected with Avista Corporation; Idaho Power Company; PacifiCorp; the Bonneville Power Administration; WAPA; and Montana Alberta Tie Ltd. Such interconnections, coupled with transmission line capacity made available under agreements with some of the above entities, permit the interchange, purchase, and sale of power among all major electric systems in the west interconnecting with the winter-peaking northern and summer-peaking southern regions of the western power system. We provide wholesale transmission service and firm and non-firm transmission services for eligible transmission customers pursuant to our FERC Open Access Transmission Tariff. Our 500 kV transmission system, which is jointly owned, along with our 230 kV and 161 kV facilities, form the key assets of our Montana transmission system. Lower voltage systems provide transmission for local area service needs.

Electric Supply

Our annual retail electric supply load requirements average approximately 750 MWs, with a peak load of approximately 1,200 MWs, and are supplied by owned and contracted resources and market purchases with multiple counterparties.

Owned generation resources supplied approximately 60 percent of our retail load requirements for 2021. We expect that approximately 60 percent of our retail obligations will be met by owned generation resources in 2022. In addition, QFs provide a total of 389 MWs of contracted resources, including 87 MWs from waste petroleum coke and waste coal, 268 MWs from wind, 16 MWs from hydro, and 17 MWs from solar projects. We have several other long and medium-term power purchase agreements including contracts for 135 MWs of wind generation, 52 MWs of natural gas generation, and 21 MWs of seasonal base-load hydro supply. For 2022, including both owned and contracted resources, we have resources to provide over 90 percent of the capacity necessary to meet our forecasted retail load requirements.

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

NorthWestern Energy Montana - Accredited Capacity Contribution of Resources
(2021 Resource Mix of Owned and Long-Term (L-T) Contracted Resources)
Total Nameplate Capacity (MW): 1,472.8
Total Accredited Capacity Contribution (MW): 837.4
2021 Peak Load (MW): 1,200.0
Megawatts (MW)
600
500
400
300
200
100
0
96.5% Capacity Contribution
202
195
93.2% Capacity Contribution
309
288
60.0% Capacity Contribution
490
294
13.1% Capacity Contribution
454
59
5.2% Capacity Contribution
17
1
Natural Gas
Coal & Other
Hydro
Wind
Solar
Owned Nameplate Capacity (MW)
L-T Contracted Nameplate Capacity (MW)
Owned Accredited Capacity Contribution (MW)
L-T Contracted Accredited Capacity Contribution (MW)

Accredited Capacity Contribution is the ability of each resource fuel-type to contribute to meet demand during peak energy usage by customers.

Accredited Capacity Contribution or Peak Load Contribution is based on Effective Load Carrying Capability (ELCC) E3 Study on Peak Load Measurement for NorthWestern Energy's resources that are on-line or in service as of 12/31/2021 and the ELCC is based on 2021 values.

Coal & Other: 222MW Colstrip (30% ownership in jointly owned coal plant) and 87 MW of Federally mandated Qualifying Facilities (52MW Petroleum-coke contract with Yellowstone Energy Limited Partnership and 35MW waste coal contract with Colstrip Energy Limited Partnership).

Owned Generation Facilities

Details of these generating facilities are described in the following tables.

Hydro Facilities	COD	River Source	FERC License Expiration	Owned MW(1)
Black Eagle	1927	Missouri	2040	21
Cochrane	1958	Missouri	2040	62
Hauser	1911	Missouri	2040	19
Holter	1918	Missouri	2040	53
Madison	1906	Madison	2040	8
Morony	1930	Missouri	2040	49
Mystic	1925	West Rosebud Creek	2050	12
Rainbow	1910/2013	Missouri	2040	64
Ryan	1915	Missouri	2040	71
Thompson Falls	1915/1995	Clark Fork	2025	94
Total				453
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

Resource Planning

Resource planning is an important function necessary to meet our customers' future energy needs and is used to guide resource acquisition activities. We filed our latest resource plan with the MPSC in August 2019 and supplemented that plan in December 2020. Both filings projected generation capacity deficits and negative reserve margins. Since that time, we have been working to address the deficit with a combination of owned resources and long-term capacity contracts as well as short-and-intermediate term capacity contracts.

We issued an all-source competitive solicitation request in January 2020 for up to 280 MWs of peaking and flexible capacity to be available for commercial operation in early 2023. In addition to our responsibility to meet peak demand, national NERC reliability standards increased the need for us to have greater dispatchable generation capacity available and be capable of increasing or decreasing output to address the irregular nature of intermittent generation such as wind or solar. Our generation portfolio is a balanced mix of energy and capacity resources having different operating characteristics and fuel sources designed to provide energy at the lowest possible cost to meet our obligation to serve retail customers while maintaining reliability.

Western Energy Imbalance Market

We entered the Western Energy Imbalance Market (Western EIM), operated by the California Independent System Operator (California ISO), on June 16, 2021. We studied the value and costs of the Western EIM for several years prior to the decision to participate in the Western EIM. Utilities in the western United States outside the California ISO have traditionally relied upon a combination of automated and manual dispatch within the hour to balance generation and load to maintain reliable supply. Under this traditional framework, these utilities have limited capability to transact within the hour outside their balancing area. In contrast, energy imbalance markets use automated intra-hour economic dispatch of generation from committed resources to serve loads. The Western EIM is intended to reduce power supply costs to serve customers through more efficient dispatch of a larger and more diverse pool of resources, to integrate intermittent power more effectively, and to enhance reliability. We have Western EIM transactions enabled with PacifiCorp and Idaho Power Company. We expect Avista and the Bonneville Power Administration to join the Western EIM by the second quarter of 2022, allowing us to enable EIM transactions with those parties, as well. Participation in the Western EIM is voluntary and available to all balancing authorities in the western United States. The Western EIM currently includes over 14 participating authorities.

SOUTH DAKOTA ELECTRIC OPERATIONS

Our South Dakota electric utility business operates as a vertically integrated generation, transmission and distribution utility. We have the exclusive right to serve an area in South Dakota comprised of 25 counties. We provide retail electricity to more than 64,200 customers in 110 communities in South Dakota. In 2021, by category, residential, commercial and other sales accounted for approximately 38%, 60%, and 2%, respectively, of our South Dakota retail electric utility revenue.

Transmission and Distribution

Our electric system includes high voltage transmission and low voltage distribution lines as follows:

Electric Transmission Lines
Miles of 345 kV	25
Miles of 230 kV	18
Miles of 115 kV and lower voltages	1,265
Total Miles of Electric Transmission Lines	1,308

Electric Distribution Lines
Miles of overhead line	1,615
Miles of underground line	705
Total Miles of Electric Distribution Lines	2,320

Total Transmission and Distribution Substations	120

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

Electric Supply

Our annual retail electric supply load requirements average approximately 200 MWs, with a peak load of 344 MWs, and are supplied by owned and contracted resources and market purchases. We use market purchases and peaking generation to provide peak supply in excess of our base-load capacity. We are a member of the SPP. As a market participant in SPP, we buy and sell wholesale energy and reserves in both day-ahead and real-time markets through the operation of a single, consolidated SPP balancing authority. We and other SPP members submit into the SPP market both offers to sell our generation and bids to purchase power to serve our load. SPP optimizes next-day and real-time generation dispatch across the region and provides participants with greater access to economic energy. Marketing activities in SPP are handled for us by a third-party provider acting as our agent.

Our electric supply resources include 210 MWs from jointly owned coal plants and an 80 MW natural gas plant. Additional resources include several natural gas peaking units and an 80 MW wind facility. We also purchase the output of four wind projects, three of which are QFs, under power purchase agreements. Actual output for our wind resources varies based upon weather conditions.

Owned Generation Facilities

Details of our generating facilities are described further in the following chart:

Generation Facilities	Fuel Source	Ownership Interest	Owned MW
Big Stone Plant, located near Big Stone City in northeastern South Dakota	Sub-bituminous coal	23.4%	111
Aberdeen Generating Units No. 1 and 2, located near Aberdeen, South Dakota	Natural gas & Liquid Fuel	100.0%	80
Beethoven Wind Project, located near Tripp, South Dakota	Wind	100.0%	80
Neal Electric Generating Unit No. 4, located near Sioux City, Iowa	Sub-bituminous coal	8.7%	56
Coyote I Electric Generating Station, located near Beulah, North Dakota	Lignite coal	10.0%	43
Miscellaneous combustion turbine units and small diesel units (used only during peak periods)	Combination of fuel oil and natural gas	100.0%	25
Total			395

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

We submitted a plan to the SDPUC in 2018 to provide for the modernization of our generating fleet, which is focused on improving reliability and flexibility. Based on the results of associated competitive solicitation processes, we are currently constructing the 58 MW Bob Glanzer Plant. This plant, which is expected to be in service in the second quarter of 2022, includes flexible reciprocating internal combustion engines at a brownfield site near Huron, South Dakota, with an estimated construction cost of approximately $80 million. We expect to file an updated resource plan in late 2022.

NATURAL GAS OPERATIONS

Montana

Our regulated natural gas utility business in Montana includes production, storage, transmission and distribution. During 2021, we distributed natural gas to approximately 206,600 customers in 118 Montana communities over a system that consists of approximately 4,900 miles of underground distribution pipelines. We also serve several smaller distribution companies that provide service to approximately 37,000 customers. We transmit natural gas in Montana from production receipt points and storage facilities to distribution points and other nonaffiliated transmission systems. We transported natural gas volumes of approximately 44 Bcf during the year ended December 31, 2021.

Miles of Natural Gas Transmission	2,166

Miles of Natural Gas Distribution	4,945

City Gate Stations	138

We have connections in Montana with four major, unaffiliated transmission systems: Williston Basin Interstate Pipeline, NOVA Gas Transmission Ltd., Colorado Interstate Gas, and Spur Energy. Twelve compressor sites provide more than 38,000 horsepower on the transmission line and an additional 15,000 horsepower at our storage fields, capable of moving more than 350,000 dekatherms per day. In addition, we own and operate two transmission pipelines through our subsidiaries, Canadian-Montana Pipe Line Corporation and Havre Pipeline Company, LLC.

Natural gas is used primarily for residential and commercial heating, and as fuel for two electric generating facilities. The demand for natural gas largely depends upon weather conditions. Our Montana retail natural gas supply requirements for the year ended December 31, 2021, were approximately 20.8 Bcf. Our Montana natural gas supply requirements for electric generation fuel for the year ended December 31, 2021, were approximately 4.2 Bcf. We have contracted with several major producers and marketers with varying contract durations to provide the anticipated supply to meet ongoing requirements. Our natural gas supply requirements are fulfilled through third-party fixed-term purchase contracts, short-term market purchases and owned production. Our portfolio approach to natural gas supply is intended to enable us to maintain a diversified supply of natural gas sufficient to meet our supply requirements. We benefit from direct access to suppliers in significant natural gas producing regions in the United States, primarily the Rocky Mountains (Colorado), Montana, and Alberta, Canada.

Owned Production and Storage - Since 2010, we have acquired gas production and gathering system assets as a part of an overall strategy to provide rate stability and customer value: as we own these assets, which are regulated, our customers are protected from potential price spikes in the market. As of December 31, 2021, these owned reserves totaled approximately 38.8 Bcf and are estimated to provide approximately 3.3 Bcf in 2022, or about 15 percent of our expected annual retail natural gas load in Montana. In addition, we own and operate three working natural gas storage fields in Montana with aggregate working gas capacity of approximately 17.85 Bcf and maximum aggregate daily deliverability of approximately 203,400 dekatherms.

South Dakota and Nebraska

We provide natural gas to approximately 48,600 customers in 62 South Dakota communities and approximately 42,800 customers in three Nebraska communities. In South Dakota, we also transport natural gas for nine gas-marketing firms and three large end-user accounts. In Nebraska, we transport natural gas for four gas-marketing firms and one large end-user account. We delivered approximately 30.0 Bcf of third-party transportation volume on our South Dakota distribution system and approximately 3.7 Bcf of third-party transportation volume on our Nebraska distribution system during 2021.

Miles of Natural Gas Transmission	55

Miles of Natural Gas Distribution	2,517

Our South Dakota natural gas supply requirements for the year ended December 31, 2021, were approximately 5.6 Bcf. We contract with a third party under an asset management agreement to manage transportation and storage of supply to minimize cost and price volatility to our customers. In Nebraska, our natural gas supply requirements for the year ended December 31, 2021, were approximately 4.2 Bcf. We contract with a third party under an asset management agreement that includes pipeline capacity, supply, and asset optimization activities. To supplement firm gas supplies in South Dakota and Nebraska, we contract for firm natural gas storage services to meet the heating season and peak day requirements of our customers.

Municipal Natural Gas Franchise Agreements

We have municipal franchises to provide natural gas service in the communities we serve. The terms of the franchises vary by community. Our Montana franchises typically have a fixed 10-year term and continue for additional 10-year terms unless and until canceled, with 5 years notice. The maximum term permitted under Nebraska law for these franchises is 25 years while the maximum term permitted under South Dakota law is 20 years. Our policy generally is to seek renewal or extension of a franchise in the last year of its term. We continue to serve those customers while we obtain formal renewals. During the next five years, seven of our Montana franchises could expire by action taken by the city or town, which account for approximately 89,534 or 21.7 percent of our Montana natural gas customers. Five of our South Dakota franchises and one franchise in Nebraska, which account for approximately 25,900 or 28 percent of our South Dakota and Nebraska natural gas customers, are scheduled to reach the end of their fixed term during the next five years. We do not anticipate termination of any of these franchises.

GOVERNMENT REGULATION

NorthWestern’s provision of utility service is regulated by the MPSC, the SDPUC, the NPSC, and the FERC. NorthWestern is also regulated by many other state and federal agencies. For example, because NorthWestern’s operations impact land, waterways and the air, NorthWestern is subject to a wide range of regulations administered by the federal Environmental Protection Agency, the U.S. Fish & Wildlife Service, and parallel state agencies regulating environmental and natural resources in Montana, South Dakota and Nebraska. Another example relates to NorthWestern’s provision of natural gas service. The U.S. Department of Transportation through the Pipeline and Hazardous Materials Safety Administration, along with its state partners, regulates natural gas pipeline and natural gas storage field safety. As a publicly-traded company, we are subject to the SEC’s requirements regarding financial reporting, disclosures, and laws and regulations protecting investors. We are subject to the Occupational Safety and Health Administration (OSHA), which regulates workplace safety. We are also subject to local zoning laws and regulations.

As detailed below, the rates we charge our utility customers are set through approval by the regulatory commission with jurisdiction in each of our respective service territories. Base rates are the rates that are intended to allow us the opportunity to collect from our customers total revenues (revenue requirements) equal to our cost of providing delivery and rate-based supply services, plus a reasonable rate of return on invested capital. We have both electric and natural gas base rates and cost tracking clauses. We may ask the respective regulatory commission to increase base rates from time to time. Rate increases are normally granted based on historical data and those increases may not always keep pace with increasing costs. For more information on current regulatory matters, see Note 3 - Regulatory Matters, to the Consolidated Financial Statements.

The following is a summary of our rate base (amounts we earn a return on) and authorized rates of return in each jurisdiction, estimated as of December 31, 2021:

Jurisdiction and Service	Implementation Date	Authorized Rate Base (millions)	Estimated Rate Base (millions)	Authorized Overall Rate of Return	Authorized Return on Equity	Authorized Equity Level
Montana electric delivery and production(1)	April 2019	$2,030.1	$2,596.5	6.92%	9.65%	49.38%
Montana - Colstrip Unit 4	April 2019	304.0	270.1	8.25%	10.00%	50.00%
Montana natural gas delivery and production(2)	September 2017	430.2	536.7	6.96%	9.55%	46.79%
Total Montana		$2,764.3	$3,403.3
South Dakota electric(3)	December 2015	$557.3	$635.8	7.24%	n/a	n/a
South Dakota natural gas(3)	December 2011	65.9	80.8	7.80%	n/a	n/a
Total South Dakota		$623.2	$716.6
Nebraska natural gas(3)	December 2007	$24.3	$39.5	8.49%	10.40%	n/a
		$3,411.8	$4,159.4
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

Electric Supply Tracking Mechanism - The Power Cost and Credit Adjustment Mechanism (PCCAM) tracks, for recovery through utility rates, the cost of power purchased and fuel used to generate electricity. The PCCAM incorporates sharing of a portion of the business risk or benefit associated with the energy supply costs with 90 percent of the variance above or below the established base revenues and actual costs collected from or refunded to customers. Customer prices may be adjusted annually to absorb the difference for the annual tracking period. Annual filings are based on a July through June 12-month tracking period, and are subject to review by the MPSC to determine if electric supply procurement activities were prudent. If the MPSC subsequently determines that a procurement activity was imprudent, recovery of such costs may be disallowed.

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

Fixed Cost Recovery Mechanism Pilot - In our 2018 Montana electric rate settlement, the MPSC approved a Fixed Cost Recovery Mechanism Pilot (FCRM), intended to decouple our recovery of fixed, test-year based transmission, distribution, and production costs from sales of energy. At our request, the MPSC delayed implementation of the pilot to July 1, 2022. The FCRM is expected to function over a four-year pilot period, applying primarily to residential customers.

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

To this end, the Biden Administration set ambitious goals to address climate change, including the goal of a carbon free power sector by 2035 and net zero carbon emissions by 2050. Executive Orders issued by the Biden Administration included initiatives and directives intended to reduce greenhouse gas (GHG) emissions, address climate change and decarbonize the energy sector. These Executive Orders established climate considerations as key components of United States foreign policy and national security, established a White House Office of Domestic Climate policy as well as a National Climate Task Force, called for agency heads to identify any fossil fuel subsidies provided by their agencies and to take steps to ensure that federal funding is not directly subsidizing fossil fuels, and directed agencies to immediately review all regulations proposed or finalized by the Trump Administration that conflict with the Biden Administration’s objectives and to take action to rescind or revise those rules. Months later, President Biden officially rejoined the Paris Accord. More recently, President Biden's proposed Build Back Better legislation contains significant climate initiatives.

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

Estimated capital expenditures for environmental control facilities in 2022 and 2023 are not expected to be material. For more information on environmental regulations and contingencies and related capital expenditures, see Note 18 - Commitments and Contingencies, to the Consolidated Financial Statements.

CORPORATE INFORMATION AND WEBSITE

We were incorporated in Delaware in November 1923. Our Internet address is https://www.northwesternenergy.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, along with our annual report to shareholders and other information related to us, are available, free of charge, on our Internet website as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the SEC. This information is available in print to any shareholder who requests it. Requests should be directed to: Investor Relations, NorthWestern Corporation, 3010 W. 69th Street, Sioux Falls, South Dakota 57108 and our telephone number is (605) 978-2900. References to our website in this report are provided as a convenience and do not constitute, and should not be viewed as, an incorporation by reference of the information contained on, or available through, the website. Therefore, such information should not be considered part of this report.

HUMAN CAPITAL RESOURCES

Our ability to achieve the objectives of our business strategy and serve our customers within our service territory depends on employing skilled individuals at all levels of our organization. We aspire to be an employer of choice by offering competitive salaries and benefits, providing a safe working environment, valuing diversity, fostering inclusion and encouraging a healthful work–life balance. Our success comes when employees feel empowered to take initiative, voice their opinions, and build on their experiences within our company and our communities.

As of December 31, 2021, we had 1,483 employees. Of these, 1,187 employees were in Montana and 296 were in South Dakota or Nebraska. Of our Montana employees, 440, or 37 percent, were covered by seven collective bargaining agreements involving five unions. Due to the continuing impact of the COVID-19 pandemic, we negotiated a one-year contract extension with a wage proposal for six Montana contracts that were expiring in 2021. All seven of the Montana contracts expire in 2022 and we expect them to be renegotiated. Of our South Dakota and Nebraska employees, 165, or 56 percent, are covered by a collective bargaining agreement renegotiated in 2021 that expires in 2025. We consider our relations with employees to be good.

Talent Management

Attraction and retention of skilled employees is key to our ongoing success. We invest resources in maintaining a culture that supports the ongoing development of our workforce. This includes an integrated learning and performance management system which includes annual performance reviews that link goals and competencies together so that managers are able to provide a holistic view to employees in regards to their performance against goals as well as key competencies as they relate to their role in the organization. This process provides opportunities to develop and enhance skills and knowledge, and enables our employees to grow professionally and perform their duties in a safe and efficient manner. This structured training and development is intended to provide employees a consistent learning experience, and maximizes learning retention and background knowledge. We offer tuition reimbursement to promote continued professional growth for current employees, and a scholarship program for students attending universities, colleges, and technical schools in our service area to assist in developing current and future skills sets needed by our employees. We support annual Pre-apprentice scholarships, recruit and hire suitable candidates from the program, serve as industry advisors on the program board and have donated training assets to support the program.

Compensation

Our overarching compensation philosophy is structured to be consistent with our peers, and to align the long term interests of our employees, executives, shareholders, and customers so the pay appropriately reflects performance in achieving financial and non-financial operating objectives.

We are committed to internal pay equity, and the Human Resources Committee of the Board of Directors monitors the relationship between the pay our executive officers receive and the pay our non-managerial employees receive. During 2021 and 2020, the compensation for our CEO was approximately 28 and 25 times, respectively, the compensation of our median employee.

We believe that a significant portion of an executive’s pay should be at risk in the form of performance-based incentive awards that are only paid if the individual and company performance targets are met. For 2021, approximately 79 percent of the targeted compensation of our CEO and about 63 percent of the targeted compensation of our other named executive officers is at risk in the form of performance-based incentive awards. Our Board of Directors establishes the metrics and targets for these incentive awards, based upon advice from the Board of Directors’ independent compensation consultant.

We engage nationally recognized outside compensation and benefits consulting firms to independently evaluate the effectiveness of our compensation and benefits programs and to provide benchmarking against our peers within the industry.

Diversity

We believe a diverse and inclusive workforce adds value to our company and helps us succeed in an ever-changing environment. By embracing diversity and fostering inclusion, we aim to enable each employee, executive, and director to contribute fully to the company. We believe diversity is important because varied perspectives expand our ability to bring unique professional experiences to our business. Diversity in the workforce will be considered when relevant to hiring, promotions, work assignments, or other decisions related to the terms and conditions of employment. Our workforce reflects the relative diversity of our available talent in the communities we serve. Our employment data is tested annually by a third party as part of our Affirmative Action plan development to identify any needed corrective placement goals that are required. This testing determined that there is no current need to establish corrective placement goals in our plan.

Of our total workforce, 28 percent of our employees are female, and 26 percent of our employees in management positions are female, including four of our nine executive officers. Additionally, 2020 Women on Boards has previously recognized our gender diversity, with three females among our eight directors who sit on our board. We have implemented methods to provide pay equity between our female and male employees performing equal or substantially similar work. We have engaged with a third party to review our pay equity between our male and female employees, share the results with our Board of Directors, and take corrective action as necessary. Our most recent study was performed in 2019, with no corrective action required.

Health and Safety

As stewards of critical infrastructure, providers of energy service, and members of the communities we serve, our priority is the health and safety of our employees and customers. Safety and health are considered and integrated into all work activities. We monitor several different key areas relating to safety to review and evaluate our operations, to measure progress, and to enhance compliance with our safety philosophies and policies. These key metrics include the recordable incident rate (number of work-related injuries per 100 employees for a one-year period) and lost time incident rate (number of employees who lost time due to work-related injuries per 100 employees for a one-year period). During the years ended December 31, 2021 and December 31, 2020 our recordable incident rates were 1.64 and 1.36 and lost time incident rates were 0.46 and 0.39 on a company wide basis. Our five-year average safety record for the year ended December 31, 2021 was better than our industry peer group's five-year average.

COVID-19

In response to the COVID-19 pandemic, we implemented a variety of protocols to help slow the spread of the virus, protect both our employees and the communities we serve, and enable us to continue to provide our customers with safe and reliable energy service. This effort, which has continued throughout the pandemic, provides safety and health measures to keep our employees on the job and able to perform their duties.

Specifically, we adopted benefit programs to provide additional paid time off due to pandemic related absences to encourage employees to remain home from work if sick. During the pandemic, we have not had to lay off or furlough any employees. Personal protective equipment was procured and remains available, and enhanced facility cleaning and sanitation protocols have been implemented. We made arrangements for employees that are able to do so to work remotely, and we continue to support this practice as the pandemic progresses. We continue to encourage mask wearing and physical distancing as some employees have strategically returned to main work locations. We continue to contact trace employee illnesses to minimize exposure to co-workers, and employees consistently receive a “Covid Briefing” and other communication tools to keep them informed.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Executive Officer	Current Title and Prior Employment	Age(1)
Robert C. Rowe	Chief Executive Officer and Director since February 2021; formerly President, Chief Executive Officer and Director since August 2008. Mr. Rowe also serves on the board of directors of a NorthWestern subsidiary.	66

Brian B. Bird	President and Chief Operating Officer since February 2021; formerly Chief Financial Officer since December 2003. Mr. Bird serves on the board of directors of a NorthWestern subsidiary.	59

Crystal D. Lail	Vice President and Chief Financial Officer since February 2021; formerly Vice President and Chief Accounting Officer since April 2020; and formerly Vice President and Controller since October 2015.	43

Michael R. Cashell	Vice President - Transmission since May 2011. Mr. Cashell serves on the board of directors of a NorthWestern subsidiary.	59

Heather H. Grahame	Vice President - General Counsel and Regulatory and Federal Government Affairs since January 2018; formerly Vice President and General Counsel since August 2010.	66

John D. Hines	Vice President - Supply and Montana Government Affairs since January 2018; formerly Vice President - Supply since May 2011.	63

Curtis T. Pohl	Vice President - Distribution since May 2011. Mr. Pohl serves on the board of directors of a NorthWestern subsidiary.	57

Bobbi L. Schroeppel	Vice President - Customer Care, Communications and Human Resources since May 2009.	53

Jeanne M. Vold	Vice President - Technology since February 2021; formerly Business Technology Officer since 2012.	55
(1) As of February 4, 2022.

Officers are elected annually by, and hold office at the pleasure of the Board of Directors (Board), and do not serve a “term of office” as such.

ITEM 1A.  RISK FACTORS

You should carefully consider the risk factors described below, as well as all other information available to you, before making an investment in our common stock or other securities. Although the risks are organized by heading, and each risk is described separately, many of the risks are interrelated. You should not interpret the disclosure of any risk factor to imply that the risk has not already materialized. While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our business, financial condition, results of operations or cash flows in the future.

Regulatory, Legislative and Legal Risks

Our profitability is dependent on our ability to recover the costs of providing energy and utility services to our customers and earn a return on our capital investment in our utility operations. We are subject to potential unfavorable state and federal regulatory outcomes. To the extent our incurred costs are deemed imprudent by the applicable regulatory commissions or certain regulatory mechanisms are not available, we may not recover some of our costs or collect them in a timely manner, which could adversely impact our results of operations and liquidity.

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

In addition to rate cases, our cost tracking mechanisms are a significant component of how we recover our costs. Trackers can also be highly contested dockets and, as with a rate case, there is no guarantee that the applicable regulatory commission will approve our request to recover costs. We have recently received, and may in the future receive, unfavorable rulings from the MPSC. For example, on December 2, 2021, the MPSC issued a final order rejecting our request to reset the PCCAM Base revenue amount outside of a formal rate case, which means that we will likely continue to under-collect our power costs until we are allowed to update the PCCAM Base in a rate case. There can be no assurance that the MPSC will allow recovery of costs in the future, which could have a material adverse effect on our financial results.

Rate regulation is premised on providing an opportunity to earn a reasonable rate of return on invested capital. There can be no assurance that the applicable regulatory commission will judge all of our costs to have been prudently incurred or that the regulatory process in which rates are determined will result in rates that allow us the opportunity to earn our authorized return or provide for timely and full recovery of such costs. In addition, each regulatory commission sets rates based in part upon their acceptance of an allocated share of total utility costs. When commissions adopt different methods to calculate inter-jurisdictional cost allocations, some costs may not be recovered. For instance, our Montana electric utility is regulated by the MPSC and the FERC. Differing schedules and regulatory practices between the MPSC and FERC expose us to the risk that we may not recover our costs due to timing of filings, specific calculations and issues such as cost allocation methodologies. Thus, the rates we are allowed to charge may or may not match our costs at any given time. Adverse regulatory rulings could have an adverse impact on our results of operations and materially affect our ability to meet our financial obligations, including debt payments and the payment of dividends on our common stock.

Before we added Colstrip Unit 4, DGGS, hydroelectric and Spion Kop electric generation resources to our electric generation supply portfolio, we received a determination from the MPSC that these acquisitions were in the public interest and approval for cost recovery, subject to a prudence review. This advance approval process is established in Montana's "preapproval" statute. On May 28, 2021, a non-profit environmental advocacy organization, together with three individuals, filed suit in Montana District Court (Missoula) seeking a declaratory judgement that the Montana preapproval statute is unconstitutional. The case is fully briefed and we expect a decision from the court by the end of the first quarter of 2022. If the preapproval statute is found unconstitutional, there will be no explicit statutory mechanism that facilitates advanced approval of generating resource selection. Preapproval can affect credit ratings by reducing risk. The less risk that NorthWestern is perceived to face, the stronger its credit rating. An MPSC decision granting preapproval reduces risk and often ultimately results in lower debt costs and lower rates paid by customers. A decision by the MPSC also enables NorthWestern to take a more orderly approach to financing, which can also result in lower debt costs that benefit customers. The MPSC provides comments on our resource plan that we file every two to three years, but it does not provide a review and approval of this planning.

We are subject to changing federal and state laws and regulations. Congress and state legislatures may enact legislation that adversely affects our operations and financial results.

We are subject to regulations under a wide variety of U.S. federal and state regulations and policies. Regulation affects almost every aspect of our business. Changes to federal and state laws and regulations are continuous and ongoing and the federal administration, the U.S. Congress, state legislatures and state administrations may enact and implement new laws and regulations that could adversely and materially affect us. There can be no assurance that laws, regulations and policies will not be changed in ways that result in significant impacts to our business. We cannot predict future changes in laws and regulations, how they will be implemented and interpreted, or the ultimate effect that this changing environment will have on us. Any changes may have a material adverse effect on our financial condition, results of operations, and cash flows.

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

However, laws and regulations to which we must adhere change, and the Biden Administration’s agenda represents a significant shift in environmental and energy policy, focusing on reducing GHG emissions and addressing climate change issues. This new direction is reflected in several Executive Orders that President Biden issued in January 2021 and subsequent executive actions that have been undertaken, such as methane emission regulations recently proposed by the EPA or federally driven initiatives to promote electrification over the use of natural gas for domestic purposes.. Together, these orders and regulatory proposals reflect climate change issues and GHG reductions as central areas of focus for domestic and international regulations, orders and policies. In addition, a parallel focus on reducing GHG emissions is reflected in legislation introduced in Congress. Representative examples include legislation introduced in March 2021 in the U.S. House of Representatives, called the CLEAN Future Act, tax reforms, methane fees, the Clean Electricity Performance Program, and Build Back Better Act. We expect other legislation to be introduced and considered by the U.S. House and the U.S. Senate focusing on GHG emission reduction, environmental and energy policy.

These initiatives could lead to new and revised energy and environmental laws and regulations, including tax reforms relating to energy and environmental issues. Any such changes, as well as any enforcement actions or judicial decisions regarding those laws and regulations, could affect our costs and the manner in which we conduct our business and could require us to make substantial additional capital expenditures or abandon certain projects.

Although previous attempts by the EPA to regulate GHG emissions from coal-fired plants have not succeeded, it is widely expected that the Biden Administration and/or the U.S. Congress will develop alternative plans for reducing GHG emissions from coal-fired plants and methane emissions from natural gas operations as demonstrated by the recently proposed methane emission regulations from the EPA. As GHG and/or methane regulations are implemented, it could result in additional compliance costs that could affect our future results of operations and financial position if such costs are not recovered through regulated rates. Complying with the CO2 emission performance standards, and with other future environmental rules, may make it economically impractical to continue operating all or a portion of our jointly owned facilities or for individual owners to participate in their proportionate ownership of the coal-fired generating units. This could lead to significant impacts to customer rates for recovery of plant improvements and / or closure related costs and costs to procure replacement power. In addition, these changes could impact system reliability due to changes in generation sources.

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

While a majority of our Company-wide electric supply portfolio is carbon-free, it does include fossil-fuel resources. Environmental advocacy groups, certain investors and other third parties oppose the operation of fossil-fuel generation, expressing concerns about the environmental and climate-related impacts from fossil fuels. This opposition may increase in scope and frequency depending on a number of variables, including the course of Federal and State laws and environmental regulations and the financial resources devoted to opposition efforts. These risks include litigation against us due to GHG or other emissions or coal combustion residuals disposal and storage; activist shareholder proposals; and increased activism before our regulators. We cannot predict the effect that any such opposition may have on our ability to operate and recover the costs of our generating facilities. In addition, defense costs associated with litigation can be significant and an adverse outcome could require substantial capital expenditures and could possibly require payment of substantial penalties or damages. Such payments or expenditures could affect results of operations, financial condition or cash flows if such costs are not recovered through regulated rates.

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

Colstrip - As part of the settlement of litigation brought by the Sierra Club and the Montana Environmental Information Center against the owners and operator of Colstrip, the owners of Units 1 and 2 agreed to shut down those units no later than July 2022. In January 2020, the owners of Units 1 and 2 closed those two units. We do not have ownership in Units 1 and 2, and decisions regarding those units, including their shut down, were made by their respective owners. The six owners of Units 3 and 4 currently share the operating costs pursuant to the terms of the Ownership and Operation Agreement (O&O Agreement). Costs of common facilities were historically shared among the owners of all four units. With the closure of Units 1 and 2, we are incurring additional operating costs with respect to our interest in Unit 4 and may experience a negative impact on our transmission revenue due to reduced amounts of energy transmitted across our transmission lines. We would expect to incorporate any reduction in revenue in our next general electric rate filing, resulting in lower revenue credits to certain customers.

The remaining depreciable life of our investment in Colstrip Unit 4 is through 2042. Recovery of costs associated with the closure of the facility is subject to MPSC approval. Three of the joint owners of Units 3 and 4 are subject to regulation in Washington and in May 2019, the Washington state legislature enacted a statute mandating Washington electric utilities to “eliminate coal-fired resources from [their] allocation of electricity” on or before December 31, 2025, after which date they may no longer include their share of coal-fired resources in their regulated electric supply portfolio. As a result of the Washington legislation, four of the six joint owners of Units 3 and 4 requested the operator prepare a 2021 budget reflecting closure of Units 3 and 4 by 2025, and alternately a closure of Unit 3 by 2025 and a closure of Unit 4 by 2027. Differing viewpoints on closure dates delayed approval of the 2021 budget, until it was approved on March 22, 2021. Budgeting for 2022 was also initially delayed, with the same four joint owners demanding substantial budget reductions. Ultimately agreement was reached and a budget approved on January 21, 2022. Such budgeting pressures may result in future budgets that may not be sufficient to maintain the reliability of Units 3 and 4.

While we believe closure requires each owner’s consent, there are differences among the owners as to this issue under the O&O Agreement. On March 12, 2021, we initiated the Arbitration under the O&O Agreement (the Arbitration), which seeks to resolve the primary issue of whether closure of Units 3 and 4 can be accomplished without each joint owner's consent and to clarify the obligations of the joint owners to continue to fund operations until all joint owners agree on closure.

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

We are generally obligated under federal law to purchase power from certain QF projects, regardless of current load demand, availability of lower cost generation resources, transmission availability or market prices. These resources are primarily intermittent, non-dispatchable generation whose prices may be in excess of market prices during times of lower customer demand, and may not be able to generate electricity during peak times. These resources typically do not meet the requirements set forth in our supply plans for resource procurement. These requirements to purchase supply that is inconsistent with customer need may have several impacts, including increasing the likelihood and frequency that we will be required to reduce output from owned generation resources and that we will need to upgrade or build additional transmission facilities to serve QF projects. Either of these results would increase costs to customers. Further, balancing load and power generation on our system is challenging, and we expect that operational costs will increase as a result of integration of these intermittent, non-dispatchable generation projects. If we are unable to timely recover those costs, those increased costs may negatively affect our liquidity, results of operations and financial condition.

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

Operational Risks

The COVID-19 pandemic, or similar widespread public health concern, could have a material negative impact on our business, financial condition and results of operations.

The actual or perceived effects of a disease outbreak, epidemic, pandemic or similar widespread public health concern, such as COVID-19, will likely negatively affect our business, financial condition and results of operations. The COVID-19 pandemic has had widespread impacts on people, economies, businesses and financial markets.

The financial impact of the COVID-19 pandemic eased during 2021, but our financial results in 2020 were impacted by lower sales volumes, an increase in reserves for uncollectible accounts and an increase in interest expense, partly offset by lowering operating, general and administrative expense. The long-term impact of the COVID-19 pandemic is highly uncertain and subject to change, and also depends on factors beyond our knowledge or control, including the ultimate duration and severity of this outbreak, third-party actions taken to contain its spread and mitigate its public health effects, and possible federal or state legislative actions related to utility operations, including disconnect moratoriums, or additional economic stimulus packages.

While the COVID-19 pandemic has not caused material disruptions to our operations it, or a similar widespread public health concern, could in the future as a result of, among other things, quarantines, increased cyber risk due to employees working from home, worker absenteeism as a result of illness or other factors, social distancing measures and other travel, health-related, business or other restrictions. If a significant percentage of our workforce is unable to work, including because of illness, travel restrictions, or government mandates in connection with pandemics or disease outbreaks, our operations may be negatively affected.

For similar reasons, the COVID-19 pandemic has caused adverse impacts on our suppliers, their manufacturers and the overall global supply chain. Accordingly, we have experienced areas of increased costs and delays in obtaining certain supplies and services timely. During the third quarter of 2021, we decided to discontinue our plans to build a 30-40 MW electric generation plant near Aberdeen, South Dakota as a result of significant increases in estimated construction cost as a result of global supply chain challenges.

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

In addition, the Biden Administration is seeking to require broad categories of employees to be fully vaccinated against COVID-19 through an OSHA Emergency Temporary Standard (ETS), and through Executive Order 14042. The OSHA ETS provides, generally, that all employers with 100 or more employees require that all workers be vaccinated or undergo weekly COVID-19 testing. On January 13, 2022, the U.S. Supreme Court issued an order halting the ETS’s implementation and enforcement while the U.S. Court of Appeals for the Sixth Circuit reviews the ETS on its merits. On January 25, 2022, OSHA withdrew the ETS. Executive Order 14042 provides, generally, that federal agencies ensure that covered contracts and contract-like instruments include a clause that the federal contractor and any subcontractor be fully vaccinated against COVID-19 and comply with other COVID-related requirements. The Executive Order did not apply to all government contracts and we determined that the Executive Order did not apply to ours. On December 7, 2021, the U.S. District Court for the Southern District of Georgia issued an injunction, halting the enforcement of this Executive Order nationwide and that determination has been appealed to the U.S. Court of Appeals for the 11th Circuit. On January 21, 2022, the U.S. District Court clarified its December 7, 2021 Order, stating that the injunction applies only to the vaccine mandate and not to other COVID-related requirements such as masking and social distancing. As the OSHA ETS has been withdrawn and Executive Order 14042 does not apply to our existing contracts, we are not required to implement either at this time. However, our obligation to comply with Executive Order 14042 could change in the future depending on the execution of new federal contracts and the ultimate resolution of court challenges to that Order.

Any such workforce implications, significant supply chain disruptions, and / or limitations or closures impact our ability to achieve our capital investment program and could have a material adverse impact on our ability to serve our customers and on our business, financial condition and results of operations.

Our electric and natural gas operations involve numerous activities that may result in accidents, fires, system outages and other operating risks and costs that are unique to our industry.

Inherent in our electric transmission and distribution and natural gas transmission and distribution operations are a variety of hazards and operating risks, such as breakdown or failure of equipment or processes, interruptions in fuel supply, labor disputes, operator error, and catastrophic events such as fires, electric contacts, leaks, explosions, floods and intentional acts of destruction. For our natural gas lines located near populated areas, including residential areas, commercial business centers, industrial sites and other public gathering areas, the level of potential damages resulting from these risks could be significant. These risks could cause a loss of human life, facility shutdown or significant damage to property, loss of customer load, environmental pollution, impairment of our operations, and substantial financial losses to us and others.

During peak-load periods our electric and natural gas systems in Montana are constrained. These constraints limit our ability to transmit electric energy within Montana and access electric energy from outside the service area. Our electric transmission facilities are also interconnected with those of third parties, and thus operation of these facilities could be adversely affected by unexpected or uncontrollable events. Our natural gas system is also constrained, which limits our on-system deliverability and the ability to transport gas. We are similarly exposed to risk of interconnection with third-party pipelines and are dependent upon their operation to serve customers. These transmission constraints and events could result in failure to provide reliable service to customers due to the inability to deliver energy supply resources, or could result in significant cost increases due to the inability to access lower cost sources of energy supply.

Our electric distribution and transmission lines and facilities are exposed to many threats that may impact our infrastructure, as discussed above. These include severe weather, along with accidental and intentional acts that may cause our lines to fail.

Fire risk is significant in the western United States, including in our service territory. Various factors in recent years have contributed to increasing fire risk including dead and dying trees, warmer air temperatures, drought, wind, forest management practices, and land management practices. These factors increase the risk of a fire either from trees or grasslands. In forested areas, this issue has been heightened by mountain pine beetle and other infestations weakening and killing trees in our service territory. Worsening conditions as a result of climate change may increase the likelihood and magnitude of damages that may be caused by fires. Residential and commercial development into the wildland-urban interface has also led to an increasing trend in the degree of destruction from wildfires.

Fires alleged to have been caused by our equipment potentially expose us to significant penalties and/or damage awards based on claims of strict liability, negligence, gross negligence, inverse condemnation, nuisance, trespass and others. Our equipment has been alleged to be involved in igniting wildfires although none have had a material adverse effect on our financial condition or results of operations. In November 2021, during high wind conditions, one of our electric lines sparked a grassland fire west of Denton, Montana. The fire burned across approximately 18 miles of grassland to the town of Denton where the fire ignited a grain elevator and burned over 25 homes and structures. There was no loss of life or reported injuries. We have fire insurance and, at this time, expect any claims arising from the Denton fire over our insurance retention to be covered by insurance.

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

We place significant reliance on our third-party business partners to supply materials, equipment and labor necessary for us to operate our utility and reliably serve current customers and future customers. As a result of current macroeconomic conditions, both nationally and globally, we have recently experienced issues with our supply chain for materials and components used in our operations and capital project construction activities. Issues include higher prices, scarcities/shortages, longer fulfillment times for orders from our suppliers, workforce availability, and wage increases. Should these economic conditions and issues continue, we could have difficulty completing the operations activities necessary to serve our customers safely and reliably, and/or achieving our capital investment program, which ultimately could result in higher customer utility rates, longer outages, and could have a material adverse impact on our business, financial condition and operations. During the third quarter of 2021, we discontinued our plans to build a 30-40 MW electric generation plant near Aberdeen, South Dakota as a result of significant increases in estimated construction cost as a result of global supply chain challenges, and recorded a $1.6 million pre-tax charge for the write-off of preliminary construction costs.

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

We are obligated to supply power to retail customers and certain wholesale customers and procure natural gas to supply fuel for our natural gas fired generation. Our need to acquire flexible energy supply and capacity in the market to meet our electric and natural gas load serving obligations exposes us to certain risks including the ability to reliably serve customers and significant uncertainty in the cost of supply, which may not be recoverable. We rely upon a combination of base-load supply from our owned generation and market purchases to serve customers. The accredited capacity of our Montana portfolio of owned and long-term contracted electric generation resources covers 70 percent of our recent peak electric requirements, with remaining needs, including additional reserve margin, served through market purchases. Montana has been a net exporter of electric generation and we have relied upon Montana's excess generation for grid reliability and to physically serve customers. A significant number of base-load generation facilities, which may also serve to meet peak requirements, in the state and region have been retired or are scheduled to be retired in the next five to ten years. This includes Colstrip Units 1 and 2, representing 614 MWs of generation on a capacity basis, which ceased operations in January 2020. A decrease in the state and region’s electric capacity may impair the reliability of the grid, particularly during peak demand periods. There can be no assurance that there will be available counterparties to contract with to serve our customers' needs, or that these counterparties will fulfill their obligations to us. There is also no assurance that the transmission capacity required to import market purchases will be available on transmission systems owned by us or by third parties. In addition, the suppliers under these agreements may experience financial or operational problems that inhibit their ability to fulfill their obligations to us. These conditions could result in an inability to physically deliver electricity to our customers. Losing electric service during extreme conditions carries significant consequences, as without our services our customers may be subjected to dire circumstances.

Commodity pricing is an inherent risk component of our business operations and our financial results. Even though rate regulation is premised on full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that our costs are recoverable as discussed above. The prevailing market prices for electricity may fluctuate substantially over relatively short periods of time, potentially adversely impacting our results of operations, financial condition and cash flows due to our need for market purchases and the sharing component of the Montana PCCAM. During 2021, market prices for electricity and natural gas in peak periods were increasingly volatile, resulting in a significant under collection of these costs impacting our results of operations and cash flows.

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

A downgrade of our credit ratings to less than investment grade could adversely affect our liquidity. Moody’s Investors Service placed us on negative outlook in our 2021 review process. Certain of our credit agreements and other credit arrangements with counterparties require us to provide collateral in the form of letters of credit or cash to support our obligations if we fall below investment grade. Also, a downgrade below investment grade could hinder our ability to raise capital on favorable terms and would increase our borrowing costs. Higher interest rates on borrowings with variable interest rates could also have an adverse effect on our results of operations.

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

ITEM 4. MINE SAFETY DISCLOSURES

None

Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, which is traded under the ticker symbol NWE, is listed on the Nasdaq Stock Market. As of February 4, 2022, there were approximately 1,166 common stockholders of record.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following includes a discussion of our results of operations and cash flows for the year ended December 31, 2021 compared to the year ended December 31, 2020, on both a consolidated basis and on a segment basis. For a discussion of our financial results and cash flows for the year ended December 31, 2020 compared with the year ended December 31, 2019, see Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020.

This discussion should be read in conjunction with our Consolidated Financial Statements and related notes contained elsewhere in this Annual Report on Form 10-K. For additional information related to our segments, see Note 20 - Segment and Related Information, to the Consolidated Financial Statements.

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as another financial measure, Utility Margin, that is considered a “non-GAAP financial measure.” Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. We define Utility Margin as Operating Revenues less fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion) as presented in our Consolidated Statements of Income. This measure differs from the GAAP definition of Gross Margin due to the exclusion of Operating and maintenance, Property and other taxes, and Depreciation and depletion expenses, which are presented separately in our Consolidated Statements of Income. The following discussion includes a reconciliation of Utility Margin to Gross Margin, the most directly comparable GAAP measure.

Management believes that Utility Margin provides a useful measure for investors and other financial statement users to analyze our financial performance in that it excludes the effect on total revenues caused by volatility in energy costs and associated regulatory mechanisms. This information is intended to enhance an investor's overall understanding of results. Under our various state regulatory mechanisms, as detailed below, our supply costs are generally collected from customers. In addition, Utility Margin is used by us to determine whether we are collecting the appropriate amount of energy costs from customers to allow recovery of operating costs, as well as to analyze how changes in loads (due to weather, economic or other conditions), rates and other factors impact our results of operations. Our Utility Margin measure may not be comparable to that of other companies' presentations or more useful than the GAAP information provided elsewhere in this report.

OVERVIEW

NorthWestern Corporation, doing business as NorthWestern Energy, provides electricity and/or natural gas to approximately 753,600 customers in Montana, South Dakota Nebraska, and Yellowstone National Park. As you read this discussion and analysis, refer to our Consolidated Statements of Income, which present the results of our operations for 2021, 2020 and 2019. Following is a discussion of our strategy and significant trends.

We are working to deliver safe, reliable and innovative energy solutions that create value for customers, communities, employees and investors. This includes bridging our history as a regulated utility safely providing low-cost and reliable service with our future as a globally-aware company offering a broader array of services performed by highly-adaptable and skilled employees. We seek to deliver value to our customers by providing high reliability and customer service, and an environmentally sustainable generation mix at an affordable price. The energy landscape is changing and we are committed to meeting the changing demands of our customers through continued investment to enhance reliability, security and safety, grid modernization, and integrate even more renewables, while meeting our growing demand for capacity. We are focused on delivering long-term shareholder value through:

•Infrastructure investment focused on a stronger and smarter grid to improve the customer experience, while enhancing grid reliability and safety. This includes automation in customer meters, distribution and substations that enables the use of proven new technologies.

•Investing in and integrating supply resources that balance reliability, cost, capacity, and sustainability considerations with more predictable long-term commodity prices.

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

In 2021, approximately 56 percent of our retail needs originated from carbon-free resources, compared to approximately 40 percent for the total U.S. electric power industry. In December 2019, we announced a commitment to reduce the carbon intensity of our electric energy portfolio for Montana by 90 percent by 2045 as compared with our 2010 carbon intensity as a baseline. Since 2010, we have already reduced the carbon intensity of our energy generation in Montana by more than 50 percent. Further, as part of our continued efforts in environmental stewardship, we are developing a comprehensive company-wide carbon reduction plan we intend to announce during 2022. Our vision for the future builds on the progress we have made, including our hydroelectric system in Montana, which is 100 percent carbon free and is readily available capacity. For us, wind generation is a close second and continues to grow. While utility-scale solar energy has not been a significant portion of our energy mix today, we recently entered into two 80-megawatt solar power purchase agreements with two projects that are expected to begin delivering energy to our Montana customers in 2022. We expect solar to further evolve along with advances in energy storage. We are committed to working with our customers and communities to help them achieve their sustainability goals and add new technology on our system.

HOW WE PERFORMED IN 2021 COMPARED TO OUR 2020 RESULTS

Consolidated net income in 2021 was $186.8 million as compared with $155.2 million in 2020. This increase was primarily due to higher Montana transmission loads and rates, favorable weather, higher commercial demand as compared to the prior period which was impacted by COVID-19 pandemic related shutdowns, the prior period disallowance of supply costs, and a favorable electric QF liability adjustment as compared with the prior period, partly offset by higher operating costs, non-recoverable Montana electric supply costs, and income tax expense.

	Year Ended December 31, 2021 vs. 2020
	Income Before Income Taxes	Income Tax Benefit (Expense)	Net Income
	(in millions)
Year ended December 31, 2020	$144.2	$11.0	$155.2
Items increasing (decreasing) net income:
Higher Montana electric transmission revenue	25.1	(6.4)	18.7
Higher electric retail volumes	17.1	(4.3)	12.8
Prior period disallowance of supply costs	9.4	(2.4)	7.0
Electric QF liability adjustment	4.4	(1.1)	3.3
Higher Montana natural gas volumes	1.3	(0.3)	1.0
Higher income tax expense	—	(2.1)	(2.1)
Higher operating costs impacting net income	(15.0)	3.8	(11.2)
Higher depreciation and depletion	(7.8)	2.0	(5.8)
Higher non-recoverable Montana electric supply costs	(5.3)	1.3	(4.0)
Other	16.8	(4.9)	11.9
Year ended December 31, 2021	$190.2	$(3.4)	$186.8
Change in Net Income			$31.6

SIGNIFICANT TRENDS AND REGULATION

Electric Resource Planning - Montana

A shortage of critical 24/7 power capacity resources is jeopardizing reliability in the Western United States. The accredited capacity of our Montana portfolio of owned and long-term contracted electric generation resources covered approximately 70 percent of our 2021 peak electric requirements, with the remaining capacity shortfall, including reserve margin, covered through market purchases. A significant number of base-load generation facilities in the state and region have been retired or are scheduled to be retired in the next several years, which may impair grid and customer service reliability and increase volatility in market prices. Accordingly, our continued exposure to market purchases is an increasing risk to the availability and affordability of service for our Montana customers.

Future Integrated Resource Planning - We expect to submit an updated integrated resource plan by the end of 2022 or early 2023, followed by an all-source competitive solicitation request for capacity available in 2026. Due to the significant impact of our ownership in Colstrip Unit 4 to the capacity available in our portfolio, the outcome in the arbitration amongst the co-owners (See Note 18 - Commitments and Contingencies) may affect the timing of the submission of this plan.

We remain concerned regarding an overall lack of capacity in the region and our resource adequacy deficit in the near term based on our projections of load by 2025, as a risk to customer reliability and affordability. As such, in addition to the 300 MWs (325 MWs nameplate) of accredited capacity additions resulting from the prior integrated resource plan as discussed below, we have reduced our exposure to our projected 725 MW shortfall of accredited capacity by 2025 through a combination of executing short and medium term cost-competitive agreements for 225 MWs of existing capacity in the region. We also expect to have an incremental 200 MWs of capacity resource additions in this period through a combination of new and renewed QF contracts and increases to the forecasted capacity accreditation of existing intermittent resources. This reduction of risk in the near term allows for clarity on the Colstrip arbitration, further development in the western markets, and ongoing technological changes.

January 2020 Request for Proposal (RFP) - To help meet our critical power capacity and peak demands, as a result of our all-source competitive solicitation request for long-term capacity resources we entered into contracts for 325 MWs of dispatchable capacity resources. These contracts include:

•A 5-year power purchase agreement for 100 MWs of firm capacity and energy products originating predominately from the British Columbia Hydro system starting in January 2023 (Powerex Transaction);
•A 20-year agreement to purchase capacity and ancillary services produced from the 50 MW Beartooth Battery project near Billings, Montana, expected to be online by late 2023 or early 2024; and
•Contracts for the construction of a nameplate capacity 175 MW natural gas-fired generation plant in Montana, at a cost of approximately $275 million, including AFUDC, which we will own.

We initially filed an application with the MPSC for advanced approval to construct the 175 MW generation plant in Montana. We subsequently made the difficult decision to withdraw our application in order to meet the targeted commercial operation date of the plant. The upheaval in the construction market and, specifically, timely availability of critical components and escalating labor and construction costs due to the COVID-19 pandemic, necessitates the flexibility to expend capital and make commercial decisions in advance of the timeline established by the MPSC approval docket. The schedule is expected to allow the plant to serve our Montana customers during the 2023-2024 winter season.

On October 21, 2021, the Montana Environmental Information Center and the Sierra Club filed a lawsuit in Montana State Court, against the Montana Department of Environmental Quality (MTDEQ) and us, alleging the environmental review of our Yellowstone County plant site project was unlawful. This lawsuit could delay the project if the Montana State Court were to require a full Environmental Impact Study regarding the project, set aside the air quality permit granted for the Yellowstone County project, or determine that the underlying environmental statute violates the Montana Constitutional guarantee of a “clean and healthful environment.”

On December 21, 2021, we filed an application with the MPSC for preapproval of the Beartooth Battery agreement as a new capacity resource. This agreement is contingent upon MPSC approval of our application. The MPSC has not yet established a procedural schedule in this docket but we anticipate an MPSC decision in the fourth quarter of 2022. Our application is subject to the risk of the District Court agreeing with the plaintiffs in the litigation challenging the constitutionality of the preapproval statute.

Electric Resource Supply - South Dakota

Construction on our new Bob Glanzer Generating Station is nearing completion. The 58 MW natural gas plant in Huron, South Dakota is expected to be online early in the second quarter of 2022 with total construction costs of approximately $80 million ($77.8 million incurred through December 31, 2021).

During the third quarter of 2021, we discontinued our plans to build a 30-40 MW natural gas plant near Aberdeen, South Dakota. Originally expected to be a $60 million project to be in service early in 2024, we were experiencing significant increases in estimated construction cost as a result of global supply chain challenges. As a result of the project discontinuance, we recorded a $1.6 million pre-tax charge for the write-off of preliminary construction costs. Our energy resource plans continue to identify portfolio requirements including potential investments resulting from a completed competitive solicitation process in South Dakota. We expect to file an updated integrated resource plan in late 2022.

Impact of Fuel and Purchase Power Costs

Montana PCCAM - In April 2021, we submitted a filing with the MPSC requesting approval to increase the PCCAM Base forecasted costs used to develop rates for the recovery of electric power costs by approximately $17 million, or potentially a greater increase to reflect current market prices and new capacity contracts. On June 29, 2021, the MPSC approved our request for interim rates reflecting the $17 million increase, subject to refund. The Montana Consumer Counsel (MCC) filed a motion arguing that the PCCAM Base cannot be updated except in a general rate case and asked the MPSC to dismiss the application. On October 5, 2021, the MPSC voted to grant the MCC’s motion to dismiss and on December 2, 2021, the MPSC issued a final order dismissing our application.

In 2021, PCCAM costs exceeded base revenues by approximately $54.1 million, which are allocated 90% to Montana customers and 10% to shareholders. As a result, we deferred $48.7 million of costs during 2021 to be collected from customers (90% of the costs above base) and recorded a reduction in pre-tax earnings of $5.4 million (10% of the variance). These increased costs are not reflected in customer bills and recovered until the subsequent power cost adjustment year, adversely affecting our cash flows and liquidity. We expect to address an adjustment to the PCCAM base in our upcoming Montana electric general rate filing.

Regulatory Update

General Rate Filing – Rate cases are necessary to recover the cost of providing safe, reliable service, while contributing to earnings growth and achieving our financial objectives. We regularly review the need for electric and natural gas rate relief in each state in which we provide service. We anticipate making a Montana electric general rate filing (2021 test year) in mid-2022.

FERC Financial Audit - We are subject to FERC’s jurisdiction and regulations with respect to rates for electric transmission service in interstate commerce and electricity sold at wholesale rates, the issuance of certain securities, and incurrence of certain long-term debt, among other things. The Division of Audits and Accounting in the Office of Enforcement of FERC has initiated a routine audit of NorthWestern Corporation for the period of January 1, 2018 to the present to evaluate our compliance with FERC accounting and financial reporting requirements. We have responded to several sets of data requests as part of the audit process. An audit report has not yet been received from FERC, but is expected during the first quarter of 2022. Management is unable to predict the outcome or timing of the final resolution of the audit.

Supply Chain Challenges

We place significant reliance on our third-party business partners to supply materials, equipment and labor necessary for us to operate our utility and reliably serve current customers and future customers. As a result of current macroeconomic conditions, both nationally and globally, we have recently experienced issues with our supply chain for materials and components used in our operations and capital project construction activities. Issues include higher prices, scarcities/shortages, longer fulfillment times for orders from our suppliers, workforce availability, and wage increases. Should these conditions continue, we could have difficulty completing the operations activities necessary to serve our customers safely and reliably, and/or achieving our capital investment program, which ultimately could result in higher customer utility rates, longer outages, and could have a material adverse impact on our business, financial condition and operations.

See "Electric Resource Supply - South Dakota" section above for discussion of supply chain challenges that have already impacted our business activities. Also, as we developed our forecast of capital expenditures, we estimate that these supply chain challenges have, thus far, increased our 2022 capital spend by approximately 2 percent, and it may go higher.

Financing Activities

We anticipate financing our ongoing maintenance and capital programs with a combination of cash flows from operations, first mortgage bonds and equity issuances. See "Liquidity and Capital Resources" for additional information regarding our debt and equity financing activities. Financing plans are subject to change, depending on capital expenditures, regulatory outcomes, internal cash generation, market conditions and other factors.

Fire Mitigation

With changing weather conditions which include more significant wind events, drought conditions, and warmer air temperatures, we do not consider the fire season specific to a time of year, but rather a condition that may exist at any time of year. Each year’s weather conditions impact these situations differently: early season rains encourage plant growth which fuels fires later in the growing season, and winters with little snow leave dry plant material available for late season fires. The threat is not only in forested areas, where insect infestations and resulting tree death has been severe, but across the entire system including rural areas where grassland fires could be ignited, along with urban areas where extreme weather conditions pose a great risk to heavily populated areas.

Recognizing the risk of significant wildfires in Montana, we are proactively seeking to mitigate wildfire risk through development of a comprehensive Fire Mitigation Plan addressing four key areas: situational awareness, operational practices, system assessment repair and hardening programs, and public safety and communications. This plan builds upon several key initiatives that were initiated and executed over the past several years including our transmission and distribution system infrastructure programs and our hazard tree removal program. Because of ever-increasing wildfire risk, our plan includes greater focus on situational awareness to monitor changing environmental conditions, operational practices that are more reactive to changing conditions, increased frequency of patrol and repairs, and more robust system hardening programs that target higher risk segments in our transmission and distribution systems. We expect to include a request for costs associated with the plan in our 2022 Montana electric rate filing.

SIGNIFICANT INFRASTRUCTURE INVESTMENTS AND INITIATIVES

Our estimated capital expenditures for the next five years, including our electric and natural gas transmission and distribution and electric generation infrastructure investment plan, are as follows (in millions):

Electric Supply Resource Plans - Our energy resource plans identify portfolio resource requirements including potential investments. As a result of a competitive solicitation process in Montana, we have included approximately $275 million of capital in our projections above to construct a 175 MW natural gas plant to be on line during the 2023 or 2024 winter season.

Distribution and Transmission Modernization and Maintenance - The primary goals of our infrastructure investments are to reverse the trend in aging infrastructure, maintain reliability, proactively manage safety, build capacity into the system, and prepare our network for the adoption of new technologies. We are taking a proactive and pragmatic approach to replacing these assets while also evaluating the implementation of additional technologies to prepare the overall system for smart grid applications. Beginning in 2021, and continuing through 2025, we expect to install automated metering infrastructure in Montana at a total cost of approximately $125 million, of which, $100 million remains and is reflected in the five year capital forecast above.

RESULTS OF OPERATIONS

Our consolidated results include the results of our divisions and subsidiaries constituting each of our business segments. The overall consolidated discussion is followed by a detailed discussion of utility margin by segment.

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

Fuel, purchased supply and direct transmission expenses are costs directly associated with the generation and procurement of electricity and natural gas. Among the most significant of these costs are those associated with fuel, purchased power, natural gas supply, and transmission expense. These costs are generally collected in rates from customers and may fluctuate substantially with market prices and customer usage.

Operating and maintenance expenses are costs associated with the ongoing operation of our vertically-integrated utility facilities which provide electric and natural gas utility products and services to our customers. Among the most significant of these costs are those associated with direct labor and supervision, repair and maintenance expenses, and contract services. These costs are normally fairly stable across broad volume ranges and therefore do not normally increase or decrease significantly in the short term with increases or decreases in volumes.

OVERALL CONSOLIDATED RESULTS

Year Ended December 31, 2021 Compared with Year Ended December 31, 2020

Consolidated net income in 2021 was $186.8 million as compared with $155.2 million in 2020, an increase of $31.6 million. As described in more detail below, this increase was primarily due to higher Montana transmission loads and rates, favorable weather, higher commercial demand as compared to the prior period due to the COVID-19 pandemic related shutdowns, the prior period disallowance of supply costs, and a favorable electric QF liability adjustment as compared with the prior period, partly offset by higher operating costs, non-recoverable Montana electric supply costs, and income tax expense.

Consolidated gross margin in 2021 was $377.7 million as compared with $330.3 million in 2020, an increase of $47.4 million, or 14.4 percent. This increase was primarily due to higher Montana transmission loads and rates, favorable weather, higher commercial demand as compared to the prior period due to the COVID-19 pandemic related shutdowns, the prior period disallowance of supply costs, a favorable electric QF liability adjustment as compared with the prior period, and lower property and other taxes, partly offset by higher operating and maintenance expense, depreciation and depletion, and Montana non-recoverable electric supply costs.

	Electric		Natural Gas		Total
	2021	2020	2021	2020	2021	2020
	(in millions)
Reconciliation of gross margin to utility margin:
Operating Revenues	$1,052.2	$940.8	$320.1	$257.9	$1,372.3	$1,198.7
Less: Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	294.8	236.6	130.7	69.6	425.5	306.2
Less: Operating and maintenance	156.4	149.2	51.9	53.8	208.3	203.0
Less: Property and other taxes	134.9	140.6	38.5	38.9	173.4	179.5
Less: Depreciation and depletion	154.6	148.0	32.8	31.7	187.4	179.7
Gross Margin	311.5	266.4	66.2	63.9	377.7	330.3
Operating and maintenance	156.4	149.2	51.9	53.8	208.3	203.0
Property and other taxes	134.9	140.6	38.5	38.9	173.4	179.5
Depreciation and depletion	154.6	148.0	32.8	31.7	187.4	179.7
Utility Margin(1)	$757.4	$704.2	$189.4	$188.3	$946.8	$892.5
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

	Year Ended December 31,
	2021	2020	Change	% Change
	(in millions)
Utility Margin
Electric	$757.4	$704.2	$53.2	7.6%
Natural Gas	189.4	188.3	1.1	0.6
Total Utility Margin(1)	$946.8	$892.5	$54.3	6.1%
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

Consolidated utility margin in 2021 was $946.8 million as compared with $892.5 million in 2020, an increase of $54.3 million, or 6.1 percent.

Primary components of the change in utility margin include the following (in millions):

Utility Margin 2021 vs. 2020
Utility Margin Items Impacting Net Income
Higher transmission rates and demand due to market conditions and pricing and the recognition of approximately $4.7 million of deferred interim revenues	$25.1
Higher electric retail volumes	17.1
Prior period MPSC disallowance of supply costs	9.4
Electric QF liability adjustment	4.4
Higher natural gas retail volumes	1.3
Higher non-recoverable Montana electric supply costs compared to the prior period	(5.3)
Reduction of rates from the step down of our Montana gas production assets	(1.2)
Other	5.1
Change in Utility Margin Impacting Net Income	55.9

Utility Margin Items Offset Within Net Income
Property taxes recovered in revenue, offset in property tax expense	(4.8)
Higher revenue from lower production tax credits, offset in income tax expense	2.5
Gas production taxes recovered in revenue, offset in property and other taxes	0.5
Operating expenses recovered in revenue, offset in operating and maintenance expense	0.2
Change in Items Offset Within Net Income	(1.6)
Increase in Consolidated Utility Margin(1)	$54.3
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above.

Higher electric retail volumes were driven by warmer summer weather in both Montana and South Dakota, customer growth, and increased commercial volume as compared to the prior year due to the COVID-19 pandemic related shutdowns, partly offset by warmer overall winter weather in Montana and South Dakota. The higher natural gas retail volumes were due to improved Montana commercial volumes as compared to the prior year due to the COVID-19 pandemic related shutdowns and customer growth, partly offset by overall warmer weather in all jurisdictions. In addition, the favorable adjustment to our electric QF liability (unrecoverable costs associated with PURPA contracts as part of a 2002 stipulation with the MPSC and other parties) reflects a $7.5 million gain in 2021, as compared with a $3.1 million gain for the same period in 2020, due to the combination of:

•A $2.6 million favorable reduction in costs for the current contract year to record the annual adjustment for actual output and pricing as compared with a $0.9 million favorable reduction in costs in the prior period;
•A negative adjustment, increasing the QF liability by $2.1 million, reflecting annual actual contract price escalation, which was more than previously estimated, compared to a favorable adjustment of $2.2 million in the prior year due to lower actual price escalation; and
•A favorable adjustment of approximately $7.0 million decreasing the QF liability associated with a one-time clarification in contract term.

	Year Ended December 31,
	2021	2020	Change	% Change
	(in millions)
Operating Expenses (excluding fuel, purchased supply and direct transmission expense)
Operating and maintenance	$208.3	$203.0	$5.3	2.6%
Administrative and general	101.9	94.1	7.8	8.3
Property and other taxes	173.4	179.5	(6.1)	(3.4)
Depreciation and depletion	187.5	179.6	7.9	4.4
	$671.1	$656.2	$14.9	2.3%

Consolidated operating and maintenance expenses were $208.3 million in 2021, as compared with $203.0 million in 2020. Primary components of the change include the following (in millions):

Operating & Maintenance Expenses
2021 vs. 2020
Operating & Maintenance Expenses Impacting Net Income
Higher maintenance at our electric generation facilities	$4.6
Higher labor and benefits expenses due to increased compensation and medical costs	4.7
Write off of preliminary construction costs	1.6
Other	0.5
Change in Items Impacting Net Income	11.4

Operating & Maintenance Expenses Offset Within Net Income
Pension and other postretirement benefits, offset in other income	(6.3)
Operating expenses recovered in trackers, offset in revenue	0.2
Change in Items Offset Within Net Income	(6.1)
Increase in Operating and Maintenance Expenses	$5.3

The write off of preliminary construction costs is associated with the 30-40MW flexible natural gas plant near Aberdeen, South Dakota.

Consolidated administrative and general expense was $101.9 million in 2021, as compared with $94.1 million in 2020. Primary components of the change include the following (in millions):

Administrative & General Expenses
2021 vs. 2020
Administrative & General Expenses Impacting Net Income
Higher technology implementation and maintenance expenses	$2.4
Higher litigation expenses	2.0
Higher insurance expenses	1.5
Higher labor and benefits expenses due to increased compensation and medical costs	1.0
Decrease in uncollectible accounts expense	(4.5)
Other	1.2
Change in Items Impacting Net Income	3.6

Administrative & General Expenses Offset Within Net Income
Non-employee directors deferred compensation, offset in other income	4.2
Change in Items Offset Within Net Income	4.2
Increase in Administrative & General Expenses	$7.8

Uncollectible accounts expense decreased due to collections of previously written off amounts in the current period. In the second quarter of 2020, we voluntarily suspended service disconnections for non-payment, to help customers who may be financially impacted by the COVID-19 pandemic.

Property and other taxes were $173.4 million in 2021, as compared with $179.5 million in 2020. This decrease was primarily due to lower estimated property valuations in Montana partly offset by plant additions.

Depreciation and depletion expense was $187.5 million in 2021, as compared with $179.6 million in 2020. This increase was primarily due to plant additions.

Consolidated operating income in 2021 was $275.7 million as compared with $236.2 million in 2020. This increase was primarily driven by higher Montana transmission loads and rates, favorable weather, higher commercial demand as compared to the prior period due to the COVID-19 pandemic related shutdowns, the prior period disallowance of supply costs, a favorable electric QF liability adjustment as compared with the prior period, and lower property and other taxes, partly offset by higher operation and maintenance expense, depreciation expense, and administrative and general expense.

Consolidated interest expense in 2021 was $93.7 million, as compared with $96.8 million in 2020. This decrease was primarily due to higher capitalization of AFUDC and lower FERC deferrals, partly offset by higher borrowings.

Consolidated other income in 2021 was $8.3 million, as compared with $4.9 million in 2020. This increase was primarily due to higher capitalization of AFUDC and higher interest income, partly offset by $2.1 million in items offset in operating expenses. Items offset in operating expenses include a $6.3 million increase in pension expenses and a $4.2 million increase in the value of deferred shares held in trust for non-employee directors deferred compensation.

Consolidated income tax expense in 2021 was $3.4 million, as compared to an income tax benefit of $11.0 million in 2020. Our effective tax rate for the twelve months ended December 31, 2021 was 1.8 percent as compared with (7.6) percent for the same period of 2020. We currently estimate our effective tax rate will range between 0.0 percent to 3.0 percent in 2022. The effective tax rate is expected to gradually increase to approximately 15 percent by 2026.

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in millions):

	Year Ended December 31,
	2021		2020
Income Before Income Taxes	$190.3		$144.2

Income tax calculated at federal statutory rate	40.0	21.0%	30.3	21.0%

Permanent or flow through adjustments:
State income, net of federal provisions	0.4	0.1	(1.5)	(1.1)
Flow-through repairs deductions	(21.9)	(11.5)	(23.8)	(16.5)
Production tax credits	(11.5)	(6.1)	(13.1)	(9.1)
Plant and depreciation of flow through items	(0.9)	(0.6)	0.1	0.1
Amortization of excess deferred income taxes (DIT)	(0.6)	(0.3)	(1.0)	(0.7)
Prior year permanent return to accrual adjustments	0.0	0.0	(1.7)	(1.2)
Other, net	(2.1)	(0.8)	(0.3)	(0.1)
	(36.6)	(19.2)	(41.3)	(28.6)

Income Tax Expense (Benefit)	$3.4	1.8%	$(11.0)	(7.6)%

ELECTRIC OPERATIONS

We have various classifications of electric revenues, defined as follows:

•Retail: Sales of electricity to residential, commercial and industrial customers, and the impact of regulatory mechanisms.
•Regulatory amortization: Primarily represents timing differences for electric supply costs and property taxes between when we incur these costs and when we recover these costs in rates from our customers, which is also reflected in fuel, purchased supply and direct transmission expense and therefore has minimal impact on utility margin. The amortization of these amounts are offset in retail revenue.
•Transmission: Reflects transmission revenues regulated by the FERC.
•Wholesale and other are largely utility margin neutral as they are offset by changes in fuel, purchased supply and direct transmission expense.

Year Ended December 31, 2021 Compared with Year Ended December 31, 2020

	Revenues		Change		Megawatt Hours (MWH)		Avg. Customer Counts
	2021	2020	$	%	2021	2020	2021	2020
	(in thousands)
Montana	$334,581	$320,792	$13,789	4.3%	2,729	2,635	311,922	307,390
South Dakota	65,429	66,603	(1,174)	(1.8)	571	583	50,805	50,646
Residential	400,010	387,395	12,615	3.3	3,300	3,218	362,727	358,036
Montana	356,669	338,269	18,400	5.4	3,176	3,036	71,605	70,145
South Dakota	102,475	101,095	1,380	1.4	1,092	1,073	12,795	12,802
Commercial	459,144	439,364	19,780	4.5	4,268	4,109	84,400	82,947
Industrial	37,866	36,819	1,047	2.8	2,448	2,615	77	78
Other	32,084	31,833	251	0.8	175	173	6,333	6,333
Total Retail Electric	$929,104	$895,411	$33,693	3.8%	10,191	10,115	453,537	447,394
Regulatory amortization	34,395	(11,455)	45,850	(400.3)
Transmission	82,628	51,539	31,089	60.3
Wholesale and Other	6,055	5,320	735	13.8
Total Revenues	$1,052,182	$940,815	$111,367	11.8%
Fuel, purchased supply and direct transmission expense(1)	294,820	236,581	58,239	24.6
Utility Margin(2)	$757,362	$704,234	$53,128	7.5%
(1) Exclusive of depreciation and depletion.
(2) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

	Cooling Degree Days			2021 as compared with:
	2021	2020	Historic Average	2020	Historic Average
Montana	635	398	417	60% warmer	52% warmer
South Dakota	1,034	879	733	18% warmer	41% warmer

	Heating Degree Days			2021 as compared with:
	2021	2020	Historic Average	2020	Historic Average
Montana	7,217	7,304	7,557	1% warmer	4% warmer
South Dakota	6,758	7,445	7,696	9% warmer	12% warmer

The following summarizes the components of the changes in electric utility margin for the years ended December 31, 2021 and 2020 (in millions):

Utility Margin 2021 vs. 2020
Utility Margin Items Impacting Net Income
Higher transmission rates and demand due to market conditions and pricing and the recognition of approximately $4.7 million of deferred interim revenues	$25.1
Higher retail volumes	17.1
Prior period disallowance of supply costs	9.4
QF liability adjustment	4.4
Higher non-recoverable Montana electric supply costs compared to the prior period	(5.3)
Other	3.3
Change in Utility Margin Impacting Net Income	54.0

Utility Margin Items Offset Within Net Income
Property taxes recovered in revenue, offset in property tax expense	(4.0)
Higher revenue from lower production tax credits, offset in income tax expense	2.5
Operating expenses recovered in revenue, offset in operating and maintenance expense	0.6
Change in Items Offset Within Net Income	(0.9)
Increase in Utility Margin(1)	$53.1
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

Higher electric retail volumes were driven by warmer summer weather in both Montana and South Dakota, customer growth, and increased commercial volume as compared to the prior year due to the COVID-19 pandemic related shutdowns, partly offset by warmer overall winter weather in Montana and South Dakota. The favorable adjustment to our electric QF liability (unrecoverable costs associated with PURPA contracts as part of a 2002 stipulation with the MPSC and other parties) reflects a $7.5 million gain in 2021, as compared with a $3.1 million gain for the same period in 2020, due to the combination of:

•A $2.6 million favorable reduction in costs for the current contract year to record the annual adjustment for actual output and pricing as compared with a $0.9 million favorable reduction in costs in the prior period;
•A negative adjustment, increasing the QF liability by $2.1 million, reflecting annual actual contract price escalation, which was more than previously estimated, compared to a favorable adjustment of $2.2 million in the prior year due to lower actual price escalation; and
•A favorable adjustment of approximately $7.0 million decreasing the QF liability associated with a one-time clarification in contract term.

The change in regulatory amortization revenue is due to timing differences between when we incur electric supply costs and when we recover these costs in rates from our customers, which has a minimal impact on utility margin. Our wholesale and other revenues are largely utility margin neutral as they are offset by changes in fuel, purchased supply and direct transmission expenses.

NATURAL GAS OPERATIONS

We have various classifications of natural gas revenues, defined as follows:

•Retail: Sales of natural gas to residential, commercial and industrial customers, and the impact of regulatory mechanisms.
•Regulatory amortization: Primarily represents timing differences for natural gas supply costs and property taxes between when we incur these costs and when we recover these costs in rates from our customers, which is also reflected in fuel, purchased supply and direct transmission expenses and therefore has minimal impact on utility margin. The amortization of these amounts are offset in retail revenue.
•Wholesale: Primarily represents transportation and storage for others.

Year Ended December 31, 2021 Compared with Year Ended December 31, 2020

	Revenues		Change		Dekatherms		Avg. Customer Counts
	2021	2020	$	%	2021	2020	2021	2020
	(in thousands)
Montana	$126,043	$103,457	22,586	21.8%	13,885	13,893	179,637	177,335
South Dakota	26,596	21,547	5,049	23.4	2,834	2,993	41,079	40,612
Nebraska	20,964	16,861	4,103	24.3	2,480	2,561	37,603	37,576
Residential	173,603	141,865	31,738	22.4	19,199	19,447	258,319	255,523
Montana	64,681	51,349	13,332	26.0	7,446	7,166	24,927	24,497
South Dakota	19,131	14,316	4,815	33.6	2,744	3,003	6,896	6,895
Nebraska	11,371	8,066	3,305	41.0	1,755	1,784	4,963	4,974
Commercial	95,183	73,731	21,452	29.1	11,945	11,953	36,786	36,366
Industrial	1,134	840	294	35.0	135	122	229	231
Other	1,417	923	494	53.5	187	152	166	153
Total Retail Gas	$271,337	$217,359	$53,978	24.8%	31,466	31,674	295,500	292,273
Regulatory amortization	12,048	5,043	7,005	138.9
Wholesale and other	36,749	35,453	1,296	3.7
Total Revenues	$320,134	$257,855	$62,279	24.2%
Fuel, purchased supply and direct transmission expense(1)	130,728	69,609	61,119	87.8
Utility Margin(2)	$189,406	$188,246	$1,160	0.6%
(1) Exclusive of depreciation and depletion.
(2) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

	Heating Degree Days			2021 as compared with:
	2021	2020	Historic Average	2020	Historic Average
Montana	7,390	7,505	7,775	2% warmer	5% warmer
South Dakota	6,758	7,445	7,696	9% warmer	12% warmer
Nebraska	5,632	5,676	6,354	1% warmer	11% warmer

The following summarizes the components of the changes in natural gas utility margin for the years ended December 31, 2021 and 2020 (in millions):

Utility Margin 2021 vs. 2020
Utility Margin Items Impacting Net Income
Higher retail volumes	$1.3
Reduction of rates from the step down of our Montana gas production assets	(1.2)
Other	1.8
Change in Utility Margin Impacting Net Income	1.9

Utility Margin Items Offset Within Net Income
Property taxes recovered in revenue, offset in property tax expense	(0.8)
Operating expenses recovered in revenue, offset in operating and maintenance expense	(0.4)
Gas production taxes recovered in revenue, offset in property and other taxes	0.5
Change in Items Offset Within Net Income	(0.7)
Increase in Utility Margin(1)	$1.2
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

Higher retail volumes were driven by improved Montana commercial volumes as compared to the prior year due to the COVID-19 pandemic related shutdowns and customer growth, partly offset by overall warmer weather in all jurisdictions.

Our wholesale and other revenues are largely utility margin neutral as they are offset by changes in fuel, purchased supply and direct transmission expenses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We require liquidity to support and grow our business, and use our liquidity for working capital needs, capital expenditures, investments in or acquisitions of assets, and to repay debt. We believe our cash flows from operations, existing borrowing capacity, debt and equity issuances and future rate increases should be sufficient to fund our operations, service existing debt, pay dividends, and fund capital expenditures (excluding strategic growth opportunities). We plan to maintain a 50 - 55 percent debt to total capital ratio excluding finance leases, and expect to continue targeting a long-term dividend payout ratio of 60 - 70 percent of earnings per share; however, there can be no assurance that we will be able to meet these targets.

As of December 31, 2021, our total net liquidity was approximately $79.8 million, including $2.8 million of cash, $77.0 million of revolving credit facility availability with no letters of credit outstanding. In addition, our liquidity was further enhanced by the forward equity sale agreements noted below, which could have been physically settled with common shares in exchange for cash of $286.1 million.

Cash Flows

The primary sources and uses of cash and cash equivalents are summarized in the following condensed statement of cash flows for 2021 and 2020 (in millions):

	Year Ended December 31,
	2021	2020
Operating Activities
Net income	$186.8	$155.2
Non-cash adjustments to net income	187.5	174.3
Changes in working capital	(120.6)	48.1
Other noncurrent assets and liabilities	(33.7)	(25.5)
Cash Provided by Operating Activities	220.0	352.1

Investing Activities
Property, plant and equipment additions	(434.3)	(405.8)
Investment in equity securities	(1.5)	—
Cash Used in Investing Activities	(435.8)	(405.8)

Financing Activities
Proceeds from issuance of common stock, net	196.2	—
Issuance of long-term debt	99.9	150.0
(Repayments) issuances of short-term borrowings	(100.0)	100.0
Dividends on common stock	(128.5)	(120.4)
Line of credit borrowings (repayments), net	151.0	(67.0)
Financing costs	(0.9)	(2.6)
Other	(0.2)	(1.3)
Cash Provided by Financing Activities	217.5	58.7

Net Increase in Cash, Cash Equivalents, and Restricted Cash	$1.7	$5.0
Cash, Cash Equivalents, and Restricted Cash, beginning of period	$17.1	$12.1
Cash, Cash Equivalents, and Restricted Cash, end of period	$18.8	$17.1

Operating Activities

Cash provided by operating activities totaled $220.0 million for the year ended December 31, 2021 as compared with $352.1 million during 2020. This decrease in operating cash flows is primarily due to a $122.3 million ($80.0 million from electric operations and $42.3 million from natural gas operations) net increase in under collection of energy supply costs from customers in the current period, which includes costs incurred during a February 2021 prolonged cold weather event, the under-collected position of Montana's PCCAM, and a refund of approximately $20.5 million to our FERC regulated customers and approximately $6.1 to our Montana electric retail customers. These reductions were offset in part by an improvement in net income.

As of December 31, 2021, we have under collected our supply costs recovered through tracking mechanisms by approximately $97.8 million. We have various regulatory mechanisms that support our recovery of the energy supply costs incurred by our utilities. Through these mechanisms and the regulatory agreements for recovery of the costs incurred during the February 2021 cold weather event, we anticipate recovering a significant portion of these costs during 2022, improving our cash flows from operations. Conversely, a prolonged spike in energy market prices in our operating jurisdictions, which could be caused by further extreme weather events, could create additional costs with deferred recovery that would offset these anticipated cash flow improvements.

Investing Activities

Cash used in investing activities totaled $435.8 million during the year ended December 31, 2021, as compared with $405.8 million during 2020. Plant additions during 2021 include capital maintenance additions of approximately $314.1 million, and capacity related capital expenditures of approximately $120.2 million. Plant additions during 2020 included capital maintenance additions of approximately $269.5 million, and capacity related capital expenditures of approximately $136.3 million. As discussed above in the “Significant Infrastructure Investments and Initiatives” section, our capital expenditures are forecasted to increase to $582 million in 2022.

Financing Activities

Cash provided by financing activities totaled $217.5 million during 2021 as compared with $58.7 million during 2020. During 2021, the increase in cash provided by financing activities reflected the transactions noted below, which were undertaken primarily to fund capital expenditures in excess of our cash from operations, while maintaining our credit ratings.

We issue debt and equity securities from time to time to refinance retiring debt maturities, reduce balances on our revolving credit facilities, fund capital expenditure programs, maintain credit ratings, and for other general corporate purposes.

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

In April 2021, we entered into an Equity Distribution Agreement with BofA Securities, Inc., CIBC World Markets Corp, Credit Suisse Securities (USA) LLC, and J.P. Morgan Securities LLC, collectively the sales agents, pursuant to which we may offer and sell shares of our common stock from time to time, having an aggregate gross sales price of up to $200.0 million, through an At-the-Market (ATM) offering program, including an equity forward sales component. This is a three-year agreement, expiring on February 11, 2024. During the three months ended December 31, 2021, we issued 46,723 shares of our common stock under the ATM program at an average price of $58.49, for net proceeds of $2.7 million, which is net of sales commissions and other fees paid of less than $0.1 million. During the twelve months ended December 31, 2021, we issued 1,966,117 shares of our common stock under the ATM program at an average price of $63.81, for net proceeds of $124.2 million, which is net of sales commissions and other fees paid of approximately $1.3 million. We do not expect to utilize the ATM program during 2022.

In November 2021, we entered into forward equity agreements in connection with a completed $373.8 million public offering of approximately 7.0 million shares of our common stock. The initial forward agreement was for 6.1 million shares with an additional 0.9 million shares exercised at the option of the banking counterparty. Of the total 7.0 million shares of common stock offered, we initially sold 1.4 million shares, for $75.0 million in gross proceeds, directly to the underwriters in the offering, with cash proceeds received at closing.

At December 31, 2021, the forward agreements could have been settled with physical delivery of approximately 5.6 million common shares to the banking counterparty in exchange for cash of $286.1 million. The forward instruments could have also been settled at December 31, 2021, with delivery of approximately $24.4 million of cash or approximately 0.4 million shares of common stock to the counterparty, if we unilaterally elected to net cash or net share settlement, respectively.

The forward price used to determine amounts due at settlement is calculated based on the November 2021 public offering price for our common stock of $53.50, net of underwriting discount, for an initial forward settlement price of $51.895, per share. The initial forward settlement price is increased for the overnight bank funding rate, less a spread of 0.75 percent and less expected dividends on our common stock during the period the instruments are outstanding.

We may settle the agreements at any time up to the maturity date of February 28, 2023. Depending on settlement timing, if we elect to physically settle by delivering shares of common stock, cash proceeds are expected to be approximately $269.8 million to $286.1 million. Forward equity instruments were recognized within stockholders’ equity at fair value at the execution of the agreements and will not be subsequently adjusted until settlement.

Cash Requirements and Capital Resources

The Company believes its cash flows from operations, existing borrowing capacity, debt and equity issuances and future rate increases should be sufficient to satisfy its material cash requirements over the short-term and the long-term. As a rate-regulated utility our customer rates are generally structured to recover expected operating costs, with an opportunity to earn a return on our invested capital. This structure supports timely recovery for many our operating expenses, although there are situations where the timing of our cash outlays results in increased working capital requirements. Due to the seasonality of our utility business, our short-term working capital requirements typically peak during the coldest winter months and warmest summer months when we cover the lag between when purchasing energy supplies and when customers pay for these costs. Our credit facilities may also be utilized for funding cash requirements during seasonally active construction periods, with peak activity during warmer months. Our cash requirements also include a variety of contractual obligations as outlined below in the “Contractual Obligations and Other Commitments” section.

Our material cash requirements are also related to investment in our business through our capital expenditure program, which is discussed above in the “Significant Infrastructure Investments and Initiatives” section. Our capital expenditures are forecasted to increase to $582 million in 2022, $563 million in 2023, and $465 million in 2024. We anticipate funding capital expenditures through cash flows from operations, available credit sources, debt and equity issuances and future rate increases. The actual amount of capital expenditures is subject to certain factors including the impact that a material change in operations or available financing could impact our current liquidity and ability to fund capital resource requirements. Events such as these could cause us to defer a portion of our planned capital expenditures, as necessary. To fund our strategic growth opportunities we evaluate the additional capital need in balance with, debt capacity and equity issuances that would be intended to allow us to maintain investment grade ratings.

Credit Facilities

Liquidity is generally provided by internal cash flows and the use of our unsecured revolving credit facilities. This includes the $425 million Credit Facility and a $25 million revolving credit facility to provide swingline borrowing capability. We utilize availability under our revolving credit facilities to manage our cash flows due to the seasonality of our business and to fund capital investment. Cash on hand in excess of current operating requirements is generally used to invest in our business and reduce borrowings.

Our $425 million Credit Facility was entered into in September 2020 and has a maturity date of September 2, 2023. The Credit Facility includes uncommitted features that allow us to request up to two one-year extensions to the maturity date and increase the size by an additional $75 million with the consent of the lenders. The Credit Facility does not amortize and is unsecured. Borrowings may be made at interest rates equal to the Eurodollar rate, plus a margin of 112.5 to 175.0 basis points, or a base rate, plus a margin of 12.5 to 75.0 basis points. A total of ten banks participate in the facility, with no one bank providing more than 13 percent of the total availability.

The following table presents additional information about borrowings under our revolving credit facilities during the year ended December 31, 2021 (in millions):

Amount outstanding at year end	$373.0
Daily average amount outstanding	$260.3
Maximum amount outstanding	$373.0
Minimum amount outstanding	$171.0

As of February 4, 2022, our availability under our revolving credit facilities was approximately $112.0 million, and there were no letters of credit outstanding.

Long-term Debt and Equity

We generally issue long-term debt to refinance other long-term debt maturities and borrowings under our revolving credit facilities, as well as to fund long-term capital investments and strategic opportunities. We do not have any long-term debt maturities in 2022.

We generally issue equity securities to fund long-term investment in our business. We evaluate our equity issuance needs to support our plan to maintain a 50 - 55 percent debt to total capital ratio excluding finance leases.

As described above, during 2021 we entered into a three-year ATM equity offering program whereby we can offer to sell up to $200.0 million of common shares. During 2021 we raised nearly $125 million under the program, but do not anticipate needing to issue equity through this program in 2022. We also initiated a public offering of $373.8 million of our common stock in November 2021. We received approximately $75 million of cash proceeds for a portion of this offering and entered into forward equity agreements for the balance of the shares. We may settle the forward sale agreements at any time up to the maturity date of February 28, 2023. We anticipate physically settling these agreements to meet our equity capital needs for 2022. Depending on settlement timing, if we physically settle by delivering our shares of common stock, cash proceeds are expected to be approximately $269.8 million to $286.1 million.

Credit Ratings

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are favorable to us and our customers, may impact our trade credit availability, and could result in the need to issue additional equity securities. Fitch Ratings (Fitch), Moody's Investors Service (Moody's), and S&P Global Ratings (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. As of February 4, 2022, our current ratings with these agencies are as follows:

	Senior Secured Rating	Senior Unsecured Rating	Commercial Paper	Outlook
Fitch	A	A-	F2	Stable
Moody’s	A3	Baa2	Prime-2	Negative
S&P	A-	BBB	A-2	Stable
_________________________

A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the credit rating agency and each rating should be evaluated independently of any other rating.

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. With the exception of maturities of long-term debt, we anticipate funding these obligations through cash flows from operations. The following table summarizes our contractual cash obligations and commitments as of December 31, 2021. See additional discussion in Note 18 - Commitments and Contingencies to the Consolidated Financial Statements.

	Total	2022	2023	2024	2025	2026	Thereafter
	(in thousands)
Long-term debt(1)	$2,552,660	$—	$517,660	$100,000	$300,000	$105,000	$1,530,000
Finance leases	14,772	2,875	3,099	3,337	3,596	1,865	—
Estimated pension and other postretirement obligations(2)	58,805	12,775	11,658	11,658	11,357	11,357	N/A
Qualifying facilities liability(3)	466,872	80,355	82,452	75,113	60,360	55,393	113,199
Supply and capacity contracts(4)	2,640,393	283,212	269,700	221,758	219,443	172,227	1,474,053
Contractual interest payments on debt(5)	1,480,783	88,457	86,270	79,760	70,791	64,701	1,090,804
Commitments for significant capital projects(6)	268,372	192,239	69,533	6,600	—	—	$—
Total Commitments(7)	$7,482,657	$659,913	$1,040,372	$498,226	$665,547	$410,543	$4,208,056

___________________________

(1)Represents cash payments for long-term debt and excludes $11.2 million of debt discounts and debt issuance costs, net.
(2)We have estimated cash obligations related to our pension and other postretirement benefit programs for five years, as it is not practicable to estimate thereafter. The pension and other postretirement benefit estimates reflect our expected cash contributions, which may be in excess of minimum funding requirements.
(3)Certain QFs require us to purchase minimum amounts of energy at prices ranging from $64 to $136 per MWH through 2029. Our estimated gross contractual obligation related to these QFs is approximately $466.9 million. A portion of the costs incurred to purchase this energy is recoverable through rates authorized by the MPSC, totaling approximately $388.4 million.
(4)We have entered into various purchase commitments, largely purchased power, electric transmission, coal and natural gas supply and natural gas transportation contracts (exclusive of the qualifying facilities liability discussed above). These commitments range from one to 24 years and exclude contract payments associated with the Beartooth Battery agreement, which is subject to approval by the MPSC. The energy supply costs incurred under these contracts are generally recoverable through rate mechanisms approved by the MPSC, as further described in Note 3 - Regulatory Matters.
(5)Contractual interest payments include our revolving credit facilities, which have a variable interest rate. We have assumed an average interest rate of 1.35 percent on the outstanding balance through maturity of the facilities.
(6)Represents significant firm purchase commitments for construction of planned capital projects.
(7)The table above excludes potential tax payments related to uncertain tax positions as they are not practicable to estimate. Additionally, the table above excludes reserves for environmental remediation (See Note 18 - Commitments and Contingencies) and asset retirement obligations (AROs) (see Note 6 - Asset Retirement Obligations) as the amount and timing of cash payments may be uncertain.

CRITICAL ACCOUNTING ESTIMATES

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

We have identified the policies and related procedures below that contain accounting estimates that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations.

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

We set the discount rate using a yield curve analysis, which projects benefit cash flows into the future and then discounts those cash flows to the measurement date using a yield curve. This is done by constructing a hypothetical bond portfolio whose cash flow from coupons and maturities matches the year-by-year projected benefit cash flow from our plans. Based on this analysis as of December 31, 2021, our discount rate on the NorthWestern Corporation pension plan is 2.65 percent and on the NorthWestern Energy pension plan is 2.75 percent.

In determining the expected long-term rate of return on plan assets, we review historical returns, the future expectations for returns for each asset class weighted by the target asset allocation of the pension and postretirement portfolios, and long-term inflation assumptions. Our expected long-term rate of return on assets assumptions are 3.01 percent and 4.17 percent on the NorthWestern Corporation and NorthWestern Energy pension plan, respectively, for 2022.

Cost Sensitivity

The following table reflects the sensitivity of pension costs to changes in certain actuarial assumptions (in thousands):

Actuarial Assumption (1)	Change in Assumption	Impact on Pension Cost	Impact on Projected Benefit Obligation
Discount rate increase	0.25%	$(2,232)	$(23,069)
Discount rate decrease	(0.25)%	2,415	24,377
Rate of return on plan assets increase	0.25%	(1,670)	N/A
Rate of return on plan assets decrease	(0.25)%	1,670	N/A
(1) Reflects sensitivity to the period pension cost only and excludes the $11.3 million settlement charge during 2021, which was associated with the partial pension annuitization described in Note 14 - Employee Benefit Plans.

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

The interpretation of tax laws involves uncertainty. Ultimate resolution of income tax matters may result in favorable or unfavorable impacts to net income and cash flows and adjustments to tax-related assets and liabilities could be material. The uncertainty and judgment involved in the determination and filing of income taxes is accounted for by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the Consolidated Financial Statements. We recognize tax positions that meet the more-likely-than-not threshold as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. We have unrecognized tax benefits of approximately $32.0 million as of December 31, 2021. The resolution of tax matters in a particular future period could have a material impact on our provision for income taxes, results of operations and our cash flows. See Note 12 - Income Taxes to the Consolidated Financial Statements for further discussion.

Qualifying Facilities Liability

Our electric QF liability consists of unrecoverable costs associated with contracts covered under PURPA that are part of a 2002 stipulation with the MPSC and other parties. Under the terms of these contracts, we are required to purchase minimum amounts of energy at prices ranging from $64 to $136 per MWH through June 2029. Our estimated gross contractual obligation is approximately $466.9 million through June 2029. A portion of the costs incurred to purchase this energy is recoverable through rates, totaling approximately $388.4 million through June 2029. We maintain an electric QF liability based on the net present value (discounted at 7.75 percent) of the difference between our estimated obligations under the QFs and the fixed amounts recoverable in rates.

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

One of the contracts contains variable pricing terms, which exposes us to price escalation risks. The estimated annual escalation rate for this contract is a key assumption and is based on a combination of historical actual results and market data available for future projections. In recording the electric QF liability, we estimated an annual escalation rate of 3 percent over the remaining term of the contract (through June 2024). The actual escalation rate changes annually, which could significantly impact the liability and our results of operations. See Note 18 - Commitments and Contingencies to the Consolidated Financial Statements for further discussion.

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

Interest Rate Risk

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. We manage our interest rate risk by issuing fixed-rate long-term debt with varying maturities, refinancing certain debt and, at times, hedging the interest rate on anticipated borrowings. All of our debt has fixed interest rates, with the exception of our revolving credit facilities. The $425 million revolving credit facility bears interest at rates equal to the Eurodollar rate, plus a margin of 112.5 to 175.0 basis points, or a base rate, plus a margin of 12.5 to 75.0 basis points. In addition, we have a $25 million revolving credit facility, to provide swingline borrowing capability. The $25 million revolving credit facility bears interest at the lower of prime plus a credit spread of 0.13 percent, or available rates tied to the Eurodollar rate plus a credit spread of 0.65 percent. As of December 31, 2021, we had approximately $373 million in borrowings under our revolving credit facilities. A 1.0 percent increase in interest rates would increase our annual interest expense by approximately $3.7 million.

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

We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation our principal executive officer and principal financial officer have concluded that, as of December 31, 2021, our disclosure controls and procedures are effective.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our evaluation, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. Their report appears on page F-2.

ITEM 9B.  OTHER INFORMATION

As previously reported, on April 22, 2021 at the 2021 Annual Meeting of Stockholders, the stockholders approved the NorthWestern Corporation Amended and Restated Equity Compensation Plan (the Plan), including the issuance of an additional 700,000 shares of common stock. The Plan permits a committee of the Board to grant to designated officers, employees and non-employee directors of NorthWestern and its affiliates incentive awards in the form of performance units, restricted shares, restricted share units, unrestricted shares, deferred share units, options, share appreciation rights and other awards including the payment of stock in lieu of cash under our other incentive or bonus programs or otherwise and payment of cash based on attainment of performance goals. A more detailed summary of the material features of the Plan is set forth in our proxy statement for the 2021 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 5, 2021. A copy of the Plan is included as an Appendix to such proxy statement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Part III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors and corporate governance will be set forth in NorthWestern Corporation's Proxy Statement for its 2022 Annual Meeting of Shareholders, which is incorporated by reference. Information with respect to our Executive Officers is included under "Information about our Executive Officers" in Item 1 of this report.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this item will be set forth in NorthWestern Corporation's Proxy Statement for its 2022 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be set forth in NorthWestern Corporation's Proxy Statement for its 2022 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning relationships and related transactions of the directors and officers of NorthWestern Corporation and director independence will be set forth in NorthWestern Corporation's Proxy Statement for its 2022 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning fees paid to the principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), for each of the last two years will be set forth in NorthWestern Corporation's Proxy Statement for its 2022 Annual Meeting of Shareholders, which is incorporated herein by reference.

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

Exhibit Number	Description of Document
2.1(a)	Second Amended and Restated Plan of Reorganization of NorthWestern Corporation (incorporated by reference to Exhibit 2.1 of NorthWestern Corporation's Current Report on Form 8-K, dated October 20, 2004, Commission File No. 1-10499).
2.1(b)	Order Confirming the Second Amended and Restated Plan of Reorganization of NorthWestern Corporation (incorporated by reference to Exhibit 2.2 of NorthWestern Corporation's Current Report on Form 8-K, dated October 20, 2004, Commission File No. 1-10499).
3.1(a)	Amended and Restated Certificate of Incorporation of NorthWestern Corporation, dated May 3, 2016 (incorporated by reference to Exhibit 3.1 of NorthWestern Corporation's Current Report on Form 8-K, dated May 18, 2016, Commission File No. 1-10499).
3.2(a)	Amended and Restated Bylaws of NorthWestern Corporation, dated May 12, 2016 (incorporated by reference to Exhibit 3.2 of NorthWestern Corporation's Current Report on Form 8-K, dated May 18, 2016, Commission File No. 1-10499).
4.1(a)	First Mortgage and Deed of Trust, dated as of October 1, 1945, by The Montana Power Company in favor of Guaranty Trust Company of New York and Arthur E. Burke, as trustees (incorporated by reference to Exhibit 7(e) of The Montana Power Company's Registration Statement, Commission File No. 002-05927).
4.1(b)	Eighteenth Supplemental Indenture to the Mortgage and Deed of Trust, dated as of August 5, 1994 (incorporated by reference to Exhibit 99(b) of The Montana Power Company's Registration Statement on Form S-3, dated December 5, 1994, Commission File No. 033-56739).
4.1(c)	Twenty-Eighth Supplemental Indenture, dated as of October 1, 2009, by and between NorthWestern Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, Commission File No. 1-10499).
4.1(d)	Twenty-Ninth Supplemental Indenture, dated as of May 1, 2010, among NorthWestern Corporation and The Bank of New York Mellon and Ming Ryan, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Commission File No. 1-10499).
4.1(e)	Thirtieth Supplemental Indenture, dated as of August 1, 2012, between NorthWestern Corporation and The Bank of New York Mellon and Philip L. Watson, as trustees under the Mortgage and Deed of Trust dated as of October 1, 1945 (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated August 10, 2012, Commission File No. 1-10499).
4.1(f)	Thirty-First Supplemental Indenture, dated as of December 1, 2013, among NorthWestern Corporation and The Bank of New York Mellon and Phillip L. Watson, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation’s Current Report on Form 8-K, dated December 19, 2013, Commission File No. 1-10499).
4.1(g)	Thirty-Second Supplemental Indenture, dated as of November 1, 2014, among NorthWestern Corporation and The Bank of New York Mellon and Phillip L. Watson, as trustees (incorporated by reference to Exhibit 4.4(n) of the Company's Report on Form 10-K for the year ended December 31, 2014, Commission File No. 1-10499).
4.1(h)	Thirty-Third Supplemental Indenture, dated as of November 1, 2014, among NorthWestern Corporation and The Bank of New York Mellon and Phillip L. Watson, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation’s Current Report on Form 8-K, dated November 14, 2014, Commission File No. 1-10499).
4.1(i)	Thirty-Fourth Supplemental Indenture, dated as of January 1, 2015, among NorthWestern Corporation and The Bank of New York Mellon and Phillip L. Watson, as trustees (incorporated by reference to Exhibit 4.4(p) of the Company's Report on Form 10-K for the year ended December 31, 2014, Commission File No. 1-10499).
4.1(j)	Thirty-Fifth Supplemental Indenture, dated as of June 1, 2015, among NorthWestern Corporation and The Bank of New York Mellon and Beata Harvin, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated June 29, 2015, Commission File No. 1-10499).

4.1(k)	Thirty-Seventh Supplemental Indenture, dated as of November 1, 2017, among NorthWestern Corporation and The Bank of New York Mellon and Beata Harvin, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated November 8, 2017, Commission File No. 1-10499).

4.1(l)	Thirty-Eighth Supplemental Indenture, dated as of June 1, 2019, among NorthWestern Corporation and The Bank of New York Mellon and Beata Harvin, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated July 2, 2019, Commission File No. 1-10499).
4.1(m)	Thirty-Ninth Supplemental Indenture, dated as of September 1, 2019, among NorthWestern Corporation and The Bank of New York Mellon and Beata Harvin, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated September 20, 2019, Commission File No. 1-10499).
4.1(n)	Fortieth Supplemental Indenture, dated as of April 1, 2020, among NorthWestern Corporation and The Bank of New York Mellon and Beata Harvin, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated May 15, 2020, Commission File No. 1-10499).
4.2(a)	General Mortgage Indenture and Deed of Trust, dated as of August 1, 1993, from NorthWestern Corporation to The Chase Manhattan Bank (National Association), as Trustee (incorporated by reference to Exhibit 4(a) of NorthWestern Corporation's Current Report on Form 8-K, dated August 16, 1993, Commission File No. 1-10499).
4.2(b)	Supplemental Indenture, dated as of November 1, 2004, by and between NorthWestern Corporation (formerly known as Northwestern Public Service Company) and JPMorgan Chase Bank (successor by merger to The Chase Manhattan Bank (National Association)), as Trustee under the General Mortgage Indenture and Deed of Trust dated as of August 1, 1993 (incorporated by reference to Exhibit 4.5 of NorthWestern Corporation's Current Report on Form 8-K, dated November 1, 2004, Commission File No. 1-10499).
4.2(c)	Ninth Supplemental Indenture, dated as of May 1, 2010, by and between NorthWestern Corporation and The Bank of New York Mellon, as trustee under the General Mortgage Indenture and Deed of Trust dated as of August 1, 1993 (incorporated by reference to Exhibit 4.2 of NorthWestern Corporation’s Current Report on Form 10-Q for the quarter ended June 30, 2010, Commission File No. 1-10499).
4.2(d)	Tenth Supplemental Indenture, dated as of August 1, 2012, between NorthWestern Corporation and The Bank of New York Mellon, as trustees under the General Mortgage Indenture and Deed of Trust dated as of August 1, 1993 (incorporated by reference to Exhibit 4.2 of NorthWestern Corporation's Current Report on Form 8-K, dated August 10, 2012, Commission File No. 1-10499).
4.2(e)	Eleventh Supplemental Indenture, dated as of December 1, 2013, among NorthWestern Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 of NorthWestern Corporation’s Current Report on Form 8-K, dated December 19, 2013, Commission File No. 1-10499).
4.2(f)	Twelfth Supplemental Indenture, dated as of December 1, 2014, among NorthWestern Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation’s Current Report on Form 8-K, dated December 19, 2014, Commission File No. 1-10499).
4.2(g)	Thirteenth Supplemental Indenture, dated as of September 1, 2015, among NorthWestern Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation’s Current Report on Form 8-K, dated September 29, 2015, Commission File No. 1-10499).
4.2(h)	Fourteenth Supplemental Indenture, dated as of June 1, 2016, between the NorthWestern Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated June 21, 2016, Commission File No. 1-10499).
4.2(i)	Fifteenth Supplemental Indenture, dated as of September 1, 2016, among NorthWestern Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation’s Current Report on Form 8-K, dated October 6, 2016, Commission File No. 1-10499).
4.2(j)	Sixteenth Supplemental Indenture, dated as of April 1, 2020, among NorthWestern Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 of NorthWestern Corporation's Current Report on Form 8-K, dated May 15, 2020, Commission File No. 1-10499).
4.3(a)	Indenture, dated as of August 1, 2016, between City of Forsyth, Rosebud County, Montana and U.S. Bank National Association, as trustee agent (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated August 16, 2016, Commission File No. 1-10499).
4.3(b)	Loan Agreement, dated as of August 1, 2016, between NorthWestern Corporation and the City of Forsyth, Montana, related to the issuance of City of Forsyth Pollution Control Revenue Bonds Series 2016 (incorporated by reference to Exhibit 4.2 of the Company's Report on Form 8-K, dated August 16, 2016, Commission File No. 1-10499).
4.3(c)	Bond Delivery Agreement, dated as of August 1, 2016, between NorthWestern Corporation and U.S. Bank National Association, as trustee agent (incorporated by reference to Exhibit 4.3 of NorthWestern Corporation's Current Report on Form 8-K, dated August 16, 2016, Commission File No. 1-10499).

4.3(d)	Thirty-Sixth Supplemental Indenture, dated as of August 1, 2016, among NorthWestern Corporation and The Bank of New York Mellon and Beata Harvin, as trustees (incorporated by reference to Exhibit 4.4 of NorthWestern Corporation's Current Report on Form 8-K, dated August 16, 2016, Commission File No. 1-10499).
4.3(e)	Forty-First Supplemental Indenture, dated as of March 1, 2021, among NorthWestern Corporation and The Bank of New York Mellon and Beata Harvin, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated March 26, 2021, Commission File No. 1-10499).
4.5*	Description of Securities
10.1(a) †	NorthWestern Corporation 2005 Deferred Compensation Plan for Non-Employee Directors, as amended April 21, 2010 (incorporated by reference to Exhibit 10.3 of NorthWestern Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Commission File No. 1-10499).
10.1(b) †	NorthWestern Corporation 2009 Officers Deferred Compensation Plan, as amended April 21, 2010 (incorporated by reference to Exhibit 10.4 of NorthWestern Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Commission File No. 1-10499).
10.1(c) †	Form of NorthWestern Corporation Executive Retirement/Retention Program Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 99.2 of NorthWestern Corporation's Current Report on Form 8-K, dated December 5, 2011, Commission File No. 1-10499).
10.1(d) †	Form of NorthWestern Corporation Executive Retirement/Retention Program Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 99.2 of NorthWestern Corporation's Current Report on Form 8-K, dated December 12, 2012, Commission File No. 1-10499).
10.1(e) †	Form of NorthWestern Corporation Executive Retirement/Retention Program Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 99.2 of NorthWestern Corporation's Current Report on Form 8-K, dated December 10, 2013, Commission File No. 1-10499).
10.1(f) †	Form of NorthWestern Corporation Performance Unit Award Agreement (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation's Current Report on Form 8-K, dated February 18, 2014, Commission File No. 1-10499).
10.1(g) †	NorthWestern Corporation Amended and Restated Equity Compensation Plan, as amended effective July 1, 2014 (incorporated by reference to Appendix A to NorthWestern Corporation's Proxy Statement for the 2014 Annual Meeting of Shareholders filed on March 7, 2014, Commission File No. 1-10499).
10.1(h) †	Form of NorthWestern Corporation Executive Retirement/Retention Program Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 99.2 of NorthWestern Corporation's Current Report on Form 8-K, dated December 22, 2014, Commission File No. 1-10499).
10.1(i) †	NorthWestern Corporation Key Employee Severance Plan 2016 (incorporated by reference to Exhibit 10.1 of NorthWestern Corporation's Current Report on Form 8-K, dated October 25, 2016, Commission File No. 1-10499).
10.1(j) †	Form of NorthWestern Corporation Executive Retirement/Retention Program Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 99.2 of NorthWestern Corporation's Current Report on Form 8-K, dated December 13, 2016, Commission File No. 1-10499).
10.1(k) †	Form of NorthWestern Corporation Performance Unit Award Agreement (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation's Current Report on Form 8-K, dated February 23, 2017, Commission File No. 1-10499).
10.1(l) †	Form of NorthWestern Corporation Performance Unit Award Agreement (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation's Current Report on Form 8-K, dated February 16, 2018, Commission File No. 1-10499).
10.1(m) †	Form of NorthWestern Corporation Executive Retirement/Retention Program Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 99.2 of NorthWestern Corporation's Current Report on Form 8-K, dated December 19, 2018, Commission File No. 1-10499).
10.1(n) †	Form of NorthWestern Corporation Performance Unit Award Agreement (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation's Current Report on Form 8-K, dated February 15, 2019, Commission File No. 1-10499).
10.1(o) †	NorthWestern Energy 2020 Annual Incentive Plan (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation's Current Report on Form 8-K, dated December 23, 2019, Commission File No. 1-10499).
10.1(p) †	Form of NorthWestern Corporation Executive Retirement/Retention Program Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 99.2 of NorthWestern Corporation's Current Report on Form 8-K, dated December 23, 2019, Commission File No. 1-10499).
10.1(q) †	NorthWestern Energy 2021 Annual Incentive Plan (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation's Current Report on Form 8-K, dated December 22, 2020, Commission File No. 1-10499).

10.1(r) †	Form of NorthWestern Corporation Executive Retirement/Retention Program Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 99.2 of NorthWestern Corporation's Current Report on Form 8-K, dated December 22, 2020, Commission File No. 1-10499).
10.1(s) †	Form of NorthWestern Corporation Performance Unit Award Agreement (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation’s Current Report on Form 8-K, dated February 11, 2021, Commission File No. 1-10499).
10.1(t) †	NorthWestern Corporation Amended and Restated Equity Compensation Plan, as amended effective May 1, 2021 (incorporated by reference to Appendix A to NorthWestern Corporation's Proxy Statement for the 2014 Annual Meeting of Shareholders filed on March 5, 2021, Commission File No. 1-10499).
10.1(u) †	NorthWestern Energy 2022 Annual Incentive Plan (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation's Current Report on Form 8-K, dated December 22, 2021, Commission File No. 1-10499).
10.1(v) †	Form of NorthWestern Corporation Executive Retirement/Retention Program Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 99.2 of NorthWestern Corporation's Current Report on Form 8-K, dated December 22, 2021, Commission File No. 1-10499).
10.2(a)	Commercial Paper Dealer Agreement between NorthWestern Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated as of February 3, 2011 (incorporated by reference to Exhibit 10.1 of NorthWestern Corporation's Current Report on Form 8-K, dated February 8, 2011, Commission File No. 1-10499).
10.2(b)	Bond Purchase Agreement, dated as of October 31, 2017, between NorthWestern Corporation and initial purchasers (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation’s Current Report on form 10-Q, dated November 2, 2017, Commission File No. 1-10499).
10.2(c)	Credit Agreement, dated September 2, 2020, among NorthWestern Corporation, as borrower; the several banks and other financial institutions or entities from time to time parties to the agreement, as lenders; BofA Securities, Inc., Credit Suisse Securities (USA) LLC, and U.S. Bank National Association as joint lead arrangers; Credit Suisse Securities (USA) LLC, and U.S. Bank National Association as co-syndication agents; Keybank National Association as documentation agent; and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of NorthWestern Corporation's Current Report on Form 8-K, dated September 4, 2020, Commission File No. 1-10499).
10.3(a)
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

10.3(b)	Form of Master Forward Sale Confirmation (incorporated by reference to Exhibit 1.2 of Northwestern Corporation's Current Report on Form 8-K, dated April 23, 2021, Commission File No. 1-10499)
10.3(c)	Forward Sale Agreement, dated November 16, 2021, between NorthWestern Corporation and Bank of America, N.A., as forward purchaser (incorporated by reference to Exhibit 10.1 of NorthWestern Corporation's Current Report on Form 8-K, dated November 15, 2021, Commission File No. 1-10499).
10.3(d)	Additional Forward Sale Agreement, dated November 17, 2021, between NorthWestern Corporation and Bank of America, N.A., as forward purchaser (incorporated by reference to Exhibit 10.2 of NorthWestern Corporation's Current Report on Form 8-K, dated November 15, 2021, Commission File No. 1-10499).
10.4(a)	Engineering, Procurement, and Construction Contract, dated April 19, 2021, between Northwestern Energy and Burns & McDonnell Engineering Company, Inc (incorporated by reference to Exhibit 10.3 of NorthWestern Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, Commission File No. 1-10499).
10.4(b)	Procurement Contract, dated April 19, 2021, between Northwestern Energy and Caterpillar Power Generation Systems, LLC (incorporated by reference to Exhibit 10.4 of NorthWestern Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, Commission File No. 1-10499).
21*	Subsidiaries of NorthWestern Corporation.
23*	Consent of Independent Registered Public Accounting Firm
24*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification of Robert C. Rowe pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Crystal Lail pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
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

NORTHWESTERN CORPORATION

February 11, 2022	By:	/s/ ROBERT C. ROWE
Robert C. Rowe
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

Signature	Title	Date

/s/ DANA J. DYKHOUSE	Chairman of the Board	February 11, 2022
Dana J. Dykhouse

/s/ ROBERT C. ROWE	Chief Executive Officer and Director	February 11, 2022
Robert C. Rowe	(Principal Executive Officer)

/s/ CRYSTAL D. LAIL	Vice President and Chief Financial Officer	February 11, 2022
Crystal D. Lail	(Principal Financial Officer)

/s/ JEFFREY B. BERZINA	Controller	February 11, 2022
Jeffrey B. Berzina	(Principal Accounting Officer)

/s/ ANTHONY T. CLARK	Director	February 11, 2022
Anthony T. Clark

/s/ JAN R. HORSFALL	Director	February 11, 2022
Jan R. Horsfall

/s/ BRITT E. IDE	Director	February 11, 2022
Britt E. Ide

/s/ LINDA G. SULLIVAN	Director	February 11, 2022
Linda G. Sullivan

/s/ MAHVASH YAZDI	Director	February 11, 2022
Mahvash Yazdi

/s/ JEFFREY W. YINGLING	Director	February 11, 2022
Jeffrey W. Yingling

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of NorthWestern Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of NorthWestern Corporation and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, cash flows and common shareholders' equity, for each of the three years in the period ended December 31, 2021, and the related notes (collectively, referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
February 10, 2022
We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of NorthWestern Corporation

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of NorthWestern Corporation and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 10, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 10, 2022

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues
Electric	$1,052,182	$940,815	$981,178
Gas	320,134	257,855	276,732
Total Revenues	1,372,316	1,198,670	1,257,910
Operating Expenses
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	425,548	306,190	318,020
Operating and maintenance	208,303	202,991	209,052
Administrative and general	101,873	94,124	109,177
Property and other taxes	173,444	179,517	171,888
Depreciation and depletion	187,467	179,644	172,923
Total Operating Expenses	1,096,635	962,466	981,060
Operating Income	275,681	236,204	276,850
Interest Expense, net	(93,674)	(96,812)	(95,068)
Other Income, net	8,252	4,853	413
Income Before Income Taxes	190,259	144,245	182,195
Income Tax (Expense) Benefit	(3,419)	10,970	19,925
Net Income	$186,840	$155,215	$202,120

Average Common Shares Outstanding	51,709	50,559	50,429
Basic Earnings per Average Common Share	$3.61	$3.07	$4.01
Diluted Earnings per Average Common Share	$3.60	$3.06	$3.98

See Notes to Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net Income	$186,840	$155,215	$202,120
Other comprehensive (loss) income, net of tax:
Reclassification of net losses on derivative instruments	452	452	452
Postretirement medical liability adjustment	(436)	1,840	(131)
Foreign currency translation	(57)	87	(35)
Total Other Comprehensive (Loss) Income	(41)	2,379	286
Comprehensive Income	$186,799	$157,594	$202,406

See Notes to Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$2,820	$5,811
Restricted cash	15,942	11,285
Accounts receivable, net	198,671	168,229
Inventories	80,614	61,010
Regulatory assets	115,541	44,973
Prepaid expenses and other	24,207	17,372
Total current assets	437,795	308,680
Property, plant, and equipment, net	5,247,232	4,952,935
Goodwill	357,586	357,586
Regulatory assets	690,686	701,444
Other noncurrent assets	47,144	68,804
Total Assets	$6,780,443	$6,389,449
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of finance leases	$2,875	$2,668
Short-term borrowings	—	100,000
Accounts payable	115,237	100,388
Accrued expenses	233,351	207,514
Regulatory liabilities	28,179	55,853
Total current liabilities	379,642	466,423
Long-term finance leases	11,897	14,771
Long-term debt	2,541,478	2,315,261
Deferred income taxes	499,634	471,777
Noncurrent regulatory liabilities	638,760	631,419
Other noncurrent liabilities	369,319	410,703
Total Liabilities	4,440,730	4,310,354
Commitments and Contingencies (Note 18)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 57,606,252 and 54,060,608, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	576	541
Treasury stock at cost	(98,248)	(98,075)
Paid-in capital	1,716,227	1,513,787
Retained earnings	728,468	670,111
Accumulated other comprehensive loss	(7,310)	(7,269)
Total Shareholders' Equity	2,339,713	2,079,095
Total Liabilities and Shareholders' Equity	$6,780,443	$6,389,449

See Notes to Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES:
Net Income	$186,840	$155,215	$202,120
Items not affecting cash:
Depreciation and depletion	187,467	179,644	172,923
Amortization of debt issuance costs, discount and deferred hedge gain	5,250	4,911	4,648
Stock-based compensation costs	5,350	4,149	8,007
Equity portion of allowance for funds used during construction	(11,092)	(6,895)	(5,768)
(Gain) loss on disposition of assets	(47)	37	(188)
Deferred income taxes	525	(7,574)	(13,864)
Changes in current assets and liabilities:
Accounts receivable	(30,442)	(824)	(5,032)
Inventories	(19,604)	(7,085)	(3,110)
Other current assets	(6,835)	(3,477)	(3,140)
Accounts payable	7,494	16,043	(1,821)
Accrued expenses	26,055	5,909	(16,023)
Regulatory assets	(69,616)	14,749	(16,028)
Regulatory liabilities	(27,674)	22,773	(7,796)
Other noncurrent assets	2,313	(5,396)	(22,841)
Other noncurrent liabilities	(36,006)	(20,030)	4,633
Cash Provided by Operating Activities	219,978	352,149	296,720
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(434,328)	(405,762)	(316,016)
Investment in equity securities	(1,505)	(42)	(135)
Cash Used in Investing Activities	(435,833)	(405,804)	(316,151)
FINANCING ACTIVITIES:
Dividends on common stock	(128,483)	(120,350)	(115,127)
Proceeds from issuance of common stock, net	196,246	—	—
Issuance of long-term debt	99,915	150,000	150,000
Repayments on long-term debt	(955)	—	—
Line of credit borrowings (repayments), net	151,000	(67,000)	(19,000)
(Repayments) issuances of short-term borrowings	(100,000)	100,000	—
Treasury stock activity	707	(1,391)	1,432
Financing costs	(909)	(2,578)	(1,115)
Cash Provided by Financing Activities	217,521	58,681	16,190
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	1,666	5,026	(3,241)
Cash, Cash Equivalents, and Restricted Cash, beginning of period	17,096	12,070	15,311
Cash, Cash Equivalents, and Restricted Cash, end of period	$18,762	$17,096	$12,070

See Notes to Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(in thousands, except per share data)

	Number of Common Shares	Number of Treasury Shares	Common Stock	Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 31, 2018	53,889	3,566	$539	$1,499,070	$(95,546)	$548,253	$(9,934)	$1,942,382

Net income	—	—	—	—	—	202,120	—	202,120
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(35)	(35)
Reclassification of net gains on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	452	452
Postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	(131)	(131)
Stock based compensation	110	25	2	7,964	(1,657)	—	—	6,309
Issuance of shares	—	(44)	—	1,936	1,188	—	—	3,124
Dividends on common stock ($2.30 per share)	—	—	—	—	—	(115,127)	—	(115,127)
Balance at December 31, 2019	53,999	3,547	$541	$1,508,970	$(96,015)	$635,246	$(9,648)	$2,039,094

Net income	—	—	—	—	—	155,215	—	155,215
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	87	87
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	452	452
Postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	1,840	1,840
Stock based compensation	146	35	—	4,100	(2,741)	—	—	1,359
Issuance of shares	—	(24)	—	717	681	—	—	1,398
Dividends on common stock ($2.40 per share)	—	—	—	—	—	(120,350)	—	(120,350)
Balance at December 31, 2020	54,145	3,558	$541	$1,513,787	$(98,075)	$670,111	$(7,269)	$2,079,095

Net income	—	—	—	—	—	186,840	—	186,840
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(57)	(57)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	452	452
Postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	(436)	(436)
Stock based compensation	93	17	1	5,298	(971)	—	—	4,328
Issuance of shares	3,368	(29)	34	197,142	798	—	—	197,974
Dividends on common stock ($2.48 per share)	—	—	—	—	—	(128,483)	—	(128,483)
Balance at December 31, 2021	57,606	3,546	$576	$1,716,227	$(98,248)	$728,468	$(7,310)	$2,339,713

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Operations and Basis of Consolidation

NorthWestern Corporation, doing business as NorthWestern Energy, provides electricity and / or natural gas to approximately 753,600 customers in Montana, South Dakota, Nebraska and Yellowstone National Park. We have generated and distributed electricity in South Dakota and distributed natural gas in South Dakota and Nebraska since 1923 and have generated and distributed electricity and distributed natural gas in Montana since 2002.

The Consolidated Financial Statements for the periods included herein have been prepared by NorthWestern Corporation (NorthWestern, we or us), pursuant to the rules and regulations of the SEC. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying Consolidated Financial Statements include our accounts together with those of our wholly and majority-owned or controlled subsidiaries. All intercompany balances and transactions have been eliminated from the Consolidated Financial Statements. Events occurring subsequent to December 31, 2021, have been evaluated as to their potential impact to the Consolidated Financial Statements through the date of issuance.

Reclassification

In 2021, we renamed the line item "Cost of sales" as previously shown on the Consolidated Statements of Income, and used elsewhere within our filing, to "Fuel, purchased supply and direct transmission expense." Additionally, we disaggregated the line item "Operating, general and administrative" as previously shown on the Consolidated Statements of Income, and used elsewhere within our filing, to two line items, "Operating and maintenance" and "Administrative and general." These reclassifications were done in an effort to better convey the nature of these costs.

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

Certain long-term purchase power and tolling contracts may be considered variable interests. We have various long-term purchase power contracts with other utilities and certain QF plants. We identified one QF contract that may constitute a VIE. We entered into a power purchase contract in 1984 with this 35 MW coal-fired QF to purchase substantially all of the facility's capacity and electrical output over a substantial portion of its estimated useful life. We absorb a portion of the facility's variability through annual changes to the price we pay per MWH (energy payment). After making exhaustive efforts, we have been unable to obtain the information from the facility necessary to determine whether the facility is a VIE or whether we are the primary beneficiary of the facility. The contract with the facility contains no provision which legally obligates the facility to release this information. We have accounted for this QF contract as an executory contract. Based on the current contract terms with this QF, our estimated gross contractual payments aggregate to approximately $67.6 million through 2024. For further discussion of our gross QF liability, see Note 18 - Commitments and Contingencies. During the years ended December 31, 2021, 2020 and 2019 purchases from this QF were approximately $26.1 million, $22.2 million, and $23.4 million, respectively.

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

Accounts Receivable, Net

Accounts receivable are net of allowances for uncollectible accounts of $2.3 million and $5.6 million at December 31, 2021 and December 31, 2020. Receivables include unbilled revenues of $98.1 million and $80.5 million at December 31, 2021 and December 31, 2020, respectively.

Inventories

Inventories are stated at average cost. Inventory consisted of the following (in thousands):

	December 31,
	2021	2020
Materials and supplies	$54,137	$44,311
Storage gas and fuel	26,477	16,699
Total Inventories	$80,614	$61,010

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

AFUDC represents the cost of financing construction projects with borrowed funds and equity funds. While cash is not realized currently from such allowance, it is realized under the ratemaking process over the service life of the related property through increased revenues resulting from a higher rate base and higher depreciation expense. The component of AFUDC attributable to borrowed funds is included as a reduction to interest expense, while the equity component is included in other income. This rate averaged 6.6%, 6.7%, and 6.9% for Montana for 2021, 2020, and 2019, respectively. This rate averaged 6.4%, 6.7%, and 6.6% for South Dakota for 2021, 2020, and 2019, respectively. AFUDC capitalized totaled $15.9 million, $9.8 million, and $8.2 million for the years ended December 31, 2021, 2020, and 2019, respectively, for Montana and South Dakota combined.

We record provisions for depreciation at amounts substantially equivalent to calculations made on a straight-line method by applying various rates based on useful lives of the various classes of properties (ranging from 2 to 96 years) determined from engineering studies. As a percentage of the depreciable utility plant at the beginning of the year, our provision for depreciation of utility plant was approximately 2.8% for 2021, 2020, and 2019.

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

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2021	2020
Property taxes	$86,168	$89,425
Employee compensation, benefits, and withholdings	44,743	40,538
Customer advances	29,013	16,015
Interest	18,568	18,074
Other (none of which is individually significant)	54,859	43,462
Total Accrued Expenses	$233,351	$207,514

Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Pension and other employee benefits	$96,151	$136,632
Customer advances	80,780	65,186
Future QF obligation, net	64,943	81,379
Asset retirement obligations	38,350	45,355
Environmental	23,395	25,049
Other (none of which is individually significant)	65,700	57,102
Total Noncurrent Liabilities	$369,319	$410,703

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

Supplemental Cash Flow Information

	Year Ended December 31,
	2021	2020	2019
		(in thousands)
Cash paid (received) for:
Income taxes	$4,330	$115	$(6,737)
Interest	87,221	84,922	83,776
Significant non-cash transactions:
Capital expenditures included in trade accounts payable	29,034	21,430	33,473
NMTC debt extinguishment included in other noncurrent assets(1)	18,169	—	—
NMTC debt extinguishment included in property, plant and equipment, net(1)	6,594	—	—
NMTC debt extinguishment included in long-term debt(1)	1,259	—	—
(1) See Note 11 - Long-Term Debt and Finance Leases for further information regarding these non-cash transactions.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	December 31,
	2021	2020	2019
Cash and cash equivalents	$2,820	$5,811	$5,145
Restricted cash	15,942	11,285	6,925
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$18,762	$17,096	$12,070

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

(3) Regulatory Matters

Power Costs and Credits Adjustment Mechanism (PCCAM) - Montana

We track electric supply costs for our Montana electric utility, such as purchased power and fuel, against a forecast of costs approved by the MPSC. This forecast is referred to as the power costs and credits adjustment mechanism base (PCCAM Base). If our actual costs exceed the approved PCCAM Base revenues on an annual basis, we can recover 90% of the excess costs, with the non-recoverable 10% impacting net income. Our QF power purchase costs are recoverable through rates separate from the PCCAM Base. The MPSC reviews these costs annually, with NorthWestern receiving an automatic adjustment through interim rates, subject to refund, effective on October 1 of each year. During the twelve months ended December 31, 2021 we recognized $5.4 million of non-recoverable excess PCCAM supply costs, compared to $0.8 million of non-recoverable excess PCCAM supply costs for the twelve months ended December 31, 2020.

The current PCCAM Base, approved in 2019, no longer reflects an accurate current forecast of our fuel and power costs. In April 2021, we filed an application with the MPSC for approval to increase the PCCAM Base by approximately $17.0 million. On June 29, 2021, the MPSC approved interim rates reflecting our request, subject to refund. On August 2, 2021, the MCC filed a motion asking the MPSC to dismiss the application arguing that the MPSC issued a Final Order in 2018 prohibiting NorthWestern from requesting an update to the PCCAM Base, except in a general rate case. NorthWestern argued that the tariff, which the MPSC approved as implementing the Final Order, allows us to file an application outside of a general rate case. On October 5, 2021, the MPSC voted to grant the MCC’s motion to dismiss. The MPSC issued the final written order on December 2, 2021, dismissing our application. As of December 31, 2021, we had deferred revenue of approximately $8.2 million, which we expect to refund in 2022, associated with these interim rates, including interest.
Montana Community Renewable Energy Projects (CREPs)

We were required to acquire, as of December 31, 2020, approximately 65 MW of CREPs. While we made progress towards meeting this obligation by acquiring approximately 50 MW of CREPs, we were unable to acquire the remaining MWs required for various reasons, including the fact that proposed projects fail to qualify as CREPs or do not meet the statutory cost cap. The MPSC granted us waivers for 2012 through 2016. The validity of the MPSC’s action as it related to waivers granted for 2015 and 2016 has been challenged legally and was fully briefed before the Montana Supreme Court.

On May 14, 2021, the Montana Governor signed a bill that eliminated the state's Renewable Portfolio Standard, including repeal of the CREP requirement. We notified the Montana Supreme Court of the repeal. We also dismissed our pending application filed with the MPSC for a waiver from full compliance for years 2017 through 2020.

On September 7, 2021, the Montana Supreme Court remanded the case challenging the 2015 and 2016 waivers to the District Court to determine whether the repeal of the CREP requirement made the petition moot. The matter has been fully briefed before the District Court. In that briefing, the Montana Environmental Information Center requested the District Court to amend its previous judgment and penalize us $2.5 million for failure to comply with the CREP requirement in 2015 and 2016. We responded to this request arguing that it was unlawful for the District Court to penalize us. We expect a decision from the District Court in the first half of 2022.

If the Montana Courts and/or MPSC determine that the repeal should not be applied retroactively and find that waivers should not be granted, we could be liable for penalties. However, we do not believe any such penalties would be material.

FERC Financial Audit

We are subject to FERC’s jurisdiction and regulations with respect to rates for electric transmission service in interstate commerce and electricity sold at wholesale rates, the issuance of certain securities, and incurrence of certain long-term debt, among other things. The Division of Audits and Accounting in the Office of Enforcement of FERC has initiated a routine audit of NorthWestern Corporation for the period of January 1, 2018 to the present to evaluate our compliance with FERC accounting and financial reporting requirements. We have responded to several sets of data requests as part of the audit process. An audit report has not yet been received from FERC, but is expected during the first quarter of 2022. Management is unable to predict the outcome or timing of the final resolution of the audit.

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

	Note Reference	Remaining Amortization Period	December 31,
			2021	2020
			(in thousands)
Flow-through income taxes	12	Plant Lives	$464,663	$420,925
Excess deferred income taxes	12	Plant Lives	60,813	67,256
Pension	14	See Note 14	98,336	138,567
Deferred financing costs		Various	25,636	28,350
Employee related benefits	14	Various	21,648	22,516
Supply costs		18 months	88,329	8,116
State & local taxes & fees		Various	6,520	17,910
Environmental clean-up	18	Various	11,262	11,127
Other		Various	29,020	31,650
Total Regulatory Assets			$806,227	$746,417
Removal cost	6	Various	$479,294	$464,669
Excess deferred income taxes	12	Plant Lives	158,047	165,279
Supply costs		1 Year	16,430	13,847
Gas storage sales		18 years	7,466	7,887
Rates subject to refund		1 Year	1,971	32,496
State & local taxes & fees		1 Year	3,021	1,783
Environmental clean-up		Various	508	656
Other		Various	202	655
Total Regulatory Liabilities			$666,939	$687,272

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

Revenues from FERC regulated customers associated with our Montana FERC assets are reflected in our MPSC jurisdictional rates as a credit to retail customers. In March 2021, we submitted a compliance filing with the MPSC adjusting the revenue credit in our Montana retail rates to reflect the FERC approved settlement rates and a refund to retail customers of the difference between the FERC interim rates and the FERC approved settlement rates that were collected during the period from July 1, 2019 through March 31, 2021. On May 19, 2021, the MPSC approved the proposed tariffs and rates on a final basis. During the second quarter of 2021, we recognized a $4.7 million favorable adjustment related to excess deferred revenues based on the final MPSC approval. As of December 31, 2021, we had cumulative deferred revenue remaining of approximately $2.0 million recorded as a regulatory liability on the Consolidated Balance Sheets.

Supply Costs

The MPSC, SDPUC and NPSC have authorized the use of electric and natural gas supply cost trackers that enable us to track actual supply costs and either recover the under collection or refund the over collection to our customers. Accordingly, we have recorded a regulatory asset and liability to reflect the future recovery of under collections and refunding of over collections through the ratemaking process. We earn interest on natural gas supply costs under collected, or apply interest to an over collection, of 7.0 percent in Montana; 7.2 percent and 7.8 percent for electric and natural gas, respectively, in South Dakota; and 8.5 percent for natural gas in Nebraska. We do not earn interest on our electric supply tracker, the PCCAM, in Montana.

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

(5) Property, Plant and Equipment

The following table presents the major classifications of our property, plant and equipment (in thousands):

	Estimated Useful Life	December 31,
		2021	2020
	(years)	(in thousands)
Transmission, distribution, and storage	15 – 95	$4,004,819	$3,771,023
Generation	23 – 72	1,287,517	1,252,805
Plant acquisition adjustment(1)	25 – 50	686,328	686,328
Building and improvements	23 – 73	296,955	303,099
Land, land rights and easements	53 – 96	161,585	157,379
Other	2 – 45	585,448	571,981
Construction work in process	–—	294,617	173,492
Total property, plant and equipment		7,317,269	6,916,107
Less accumulated depreciation		(1,787,550)	(1,703,016)
Less accumulated amortization		(282,487)	(260,156)
Net property, plant and equipment		$5,247,232	$4,952,935
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

Net plant and equipment under finance lease were $9.2 million and $11.3 million as of December 31, 2021 and 2020, respectively, which included $9.0 million and $11.1 million as of December 31, 2021 and 2020, respectively, related to a long-term power supply contract with the owners of a natural gas fired peaking plant, which has been accounted for as a finance lease.

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

Information relating to our ownership interest in these facilities is as follows (in thousands):

	Big Stone (SD)	Neal #4 (IA)	Coyote (ND)	Colstrip Unit 4 (MT)
December 31, 2021
Ownership percentages	23.4%	8.7%	10.0%	30.0%
Plant in service	$154,375	$62,865	$51,652	$324,433
Accumulated depreciation	42,102	34,629	38,453	113,805
December 31, 2020
Ownership percentages	23.4%	8.7%	10.0%	30.0%
Plant in service	$153,632	$62,927	$51,586	$317,438
Accumulated depreciation	40,665	33,942	37,980	105,738

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

	December 31,
	2021	2020	2019
Liability at January 1,	$45,355	$42,449	$40,659
Accretion expense	2,233	2,070	2,051
Liabilities incurred	—	—	—
Liabilities settled	(2,906)	(4,061)	(46)
Revisions to cash flows	(4,051)	4,897	(215)
Liability at December 31,	$40,631	$45,355	$42,449

During the twelve months ended December 31, 2021 our ARO liability decreased $2.9 million for partial settlement of the legal obligations at our jointly-owned coal-fired generation facilities. Additionally, during the twelve months ended December 31, 2021, our ARO liability decreased $4.1 million related to changes in both the timing and amount of retirement cost estimates.

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

We collect removal costs in rates for certain transmission and distribution assets that do not have associated AROs. Generally, the accrual of future non-ARO removal obligations is not required; however, long-standing ratemaking practices approved by applicable state and federal regulatory commissions have allowed provisions for such costs in historical depreciation rates. The recorded amounts of costs collected from customers through depreciation rates are classified as a regulatory liability in recognition of the fact that we have collected these amounts that will be used in the future to fund asset retirement costs and do not represent legal retirement obligations. See Note 4 - Regulatory Assets and Liabilities for removal costs recorded as regulatory liabilities on the Consolidated Balance Sheets as of December 31, 2021 and 2020.

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

Goodwill by segment is as follows (in thousands):

	December 31,
	2021	2020
Electric	$243,558	$243,558
Natural gas	114,028	114,028
Total Goodwill	$357,586	$357,586

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

Normal Purchases and Normal Sales

We have applied the NPNS scope exception to our contracts involving the physical purchase and sale of gas and electricity at fixed prices in future periods. During our normal course of business, we enter into full-requirement energy contracts, power purchase agreements and physical capacity contracts, which qualify for NPNS. All of these contracts are accounted for using the accrual method of accounting; therefore, there were no unrealized amounts recorded in the Consolidated Financial

Statements at December 31, 2021 and 2020. Revenues and expenses from these contracts are reported on a gross basis in the appropriate revenue and expense categories as the commodities are received or delivered.

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

Cash Flow Hedges	Location of Amount Reclassified from AOCL to Income	Amount Reclassified from AOCL into Income during the Year Ended December 31, 2021
Interest rate contracts	Interest Expense	$614

A pre-tax loss of approximately $14.0 million is remaining in AOCL as of December 31, 2021, and we expect to reclassify approximately $0.6 million of pre-tax losses from AOCL into interest expense during the next twelve months. These amounts relate to terminated swaps.

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

December 31, 2021	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Margin Cash Collateral Offset	Total Net Fair Value
	(in thousands)
Restricted cash equivalents	$14,967	$—	$—	$—	$14,967
Rabbi trust investments	18,234	—	—	—	18,234
Total	$33,201	$—	$—	$—	$33,201

December 31, 2020
Restricted cash equivalents	$10,055	$—	$—	$—	$10,055
Rabbi trust investments	27,027	—	—	—	27,027
Total	$37,082	$—	$—	$—	$37,082

Restricted cash equivalents represents amounts held in money market mutual funds. Rabbi trust investments represent assets held for non-qualified deferred compensation plans, which consist of our common stock and actively traded mutual funds with quoted prices in active markets.

Financial Instruments

The estimated fair value of financial instruments is summarized as follows (in thousands):

	December 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long-term debt	$2,541,478	$2,827,336	$2,315,261	$2,629,755

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

(10) Unsecured Credit Facilities

Credit Facility

We have a $425 million Credit Facility which matures September 2, 2023. The Credit Facility includes uncommitted features that allow us to request up to two one-year extensions to the maturity date and increase the size by an additional $75 million with the consent of the lenders. The facility does not amortize and is unsecured. Borrowings may be made at interest rates equal to the Eurodollar rate, plus a margin of 112.5 to 175.0 basis points, or a base rate, plus a margin of 12.5 to 75.0 basis points. A total of ten banks participate in the facility, with no one bank providing more than 16 percent of the total availability. Commitment fees for the Credit Facility were $0.4 million and $0.6 million for the years ended December 31, 2021 and 2020.
The availability under the facilities in place for the years ended December 31 is shown in the following table (in millions):

	2021	2020
Unsecured revolving line of credit, expiring September 2023	$425.0	$425.0
Unsecured revolving line of credit, expiring March 2023	25.0	25.0
	450.0	450.0

Amounts outstanding at December 31:
Eurodollar borrowings	373.0	222.0
Letters of credit	—	—
	373.0	222.0

Net availability as of December 31	$77.0	$228.0

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

(11) Long-Term Debt and Finance Leases

Long-term debt and finance leases consisted of the following (in thousands):

		December 31,
	Due	2021	2020
Unsecured Debt:
Unsecured Revolving Line of Credit	2023	$373,000	$222,000
Secured Debt:
Mortgage bonds—
South Dakota—5.01%	2025	64,000	64,000
South Dakota—4.15%	2042	30,000	30,000
South Dakota—4.30%	2052	20,000	20,000
South Dakota—4.85%	2043	50,000	50,000
South Dakota—4.22%	2044	30,000	30,000
South Dakota—4.26%	2040	70,000	70,000
South Dakota—3.21%	2030	50,000	50,000
South Dakota—2.80%	2026	60,000	60,000
South Dakota—2.66%	2026	45,000	45,000
Montana—5.71%	2039	55,000	55,000
Montana—5.01%	2025	161,000	161,000
Montana—4.15%	2042	60,000	60,000
Montana—4.30%	2052	40,000	40,000
Montana—4.85%	2043	15,000	15,000
Montana—3.99%	2028	35,000	35,000
Montana—4.176%	2044	450,000	450,000
Montana—3.11%	2025	75,000	75,000
Montana—4.11%	2045	125,000	125,000
Montana—4.03%	2047	250,000	250,000
Montana—3.98%	2049	150,000	150,000
Montana—3.21%	2030	100,000	100,000
Montana—1.00%	2024	100,000	—
Pollution control obligations—
Montana—2.00%	2023	144,660	144,660
Other Long Term Debt:
New Market Tax Credit Financing—1.146%	2046	—	26,977
Discount on Notes and Bonds and Debt Issuance Costs, Net	—	(11,182)	(13,376)
Total Long-Term Debt		$2,541,478	$2,315,261

Finance Leases:
Total Finance Leases	Various	$14,772	$17,439
Less current maturities		(2,875)	(2,668)
Total Long-Term Finance Leases		$11,897	$14,771

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

In March 2021, we issued and sold $100.0 million aggregate principal amount of Montana First Mortgage Bonds (the bonds) at a fixed interest rate of 1.00 percent maturing on March 26, 2024. The net proceeds were used to repay in full our outstanding $100.0 million term loan that was due April 2, 2021. We may redeem some or all of the bonds at any time in whole, or from time to time in part, at our option, on or after March 26, 2022, at a redemption price equal to 100% of the principal amount of the bonds to be redeemed, plus accrued and unpaid interest on the principal amount of the bonds being redeemed to, but excluding, the redemption date. The bonds are secured by our electric and natural gas assets in Montana and Wyoming.

As of December 31, 2021, we were in compliance with our financial debt covenants.

Other Long-Term Debt

In July 2021, our two loans totaling $27.0 million associated with the New Market Tax Credit (NMTC) financing agreement were extinguished. These loans were satisfied with our $18.2 million investment in the entities created in relation to the NMTC transaction, investor forgiveness of $7.9 million for substantially all of the benefits derived from the tax credits, and cash payment of $0.9 million. In accordance with our last rate case filing in the state of Montana, the portion of the loan forgiven, less unamortized debt issuance costs of $1.3 million, was recorded as a reduction to the cost of the office building associated with the NMTC financing agreement. This cash payment is reflected within the financing activities section of our Consolidated Statement of Cash Flows for the year ended December 31, 2021; however, the remaining reduction to Long-term debt, Other noncurrent assets, and Property, plant and equipment are non-cash financing activities that are not reflected within our Consolidated Statement of Cash Flows for the year ended December 31, 2021.

Maturities of Long-Term Debt

The aggregate minimum principal maturities of long-term debt and finance leases, during the next five years are $2.9 million in 2022, $520.8 million in 2023, $103.3 million in 2024, $303.6 million in 2025 and $106.9 million in 2026.

(12) Income Taxes

Income tax expense (benefit) is comprised of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Federal
Current	$722	$(3,396)	$(6,076)
Deferred	2,626	(4,006)	(15,169)
Investment tax credits	(130)	(3)	(12)
State
Current	2,172	3	27
Deferred	(1,971)	(3,568)	1,305
Income Tax Expense (Benefit)	$3,419	$(10,970)	$(19,925)

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

The following table reconciles our effective income tax rate to the federal statutory rate:

	Year Ended December 31,
	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
State income tax, net of federal provisions	0.1	(1.1)	0.7
Flow-through repairs deductions	(11.5)	(16.5)	(10.8)
Production tax credits	(6.1)	(9.1)	(6.3)
Plant and depreciation of flow through items	(0.6)	0.1	(2.2)
Amortization of excess DIT	(0.3)	(0.7)	(0.9)
Recognition of unrecognized tax benefit	—	—	(12.5)
Impact of Tax Cuts and Jobs Act	—	—	(0.1)
Prior year permanent return to accrual adjustments	0.0	(1.2)	0.3
Other, net	(0.8)	(0.1)	(0.1)
Effective tax rate	1.8%	(7.6)%	(10.9)%

The table below summarizes the significant differences in income tax expense (benefit) based on the differences between our effective tax rate and the federal statutory rate (in thousands).

	Year Ended December 31,
	2021	2020	2019
Income Before Income Taxes	$190,259	$144,245	$182,195

Income tax calculated at federal statutory rate	39,954	30,292	38,261

Permanent or flow through adjustments:
State income, net of federal provisions	354	(1,477)	1,251
Flow-through repairs deductions	(21,888)	(23,828)	(19,706)
Production tax credits	(11,532)	(13,103)	(11,483)
Plant and depreciation of flow through items	(941)	121	(3,952)
Amortization of excess DIT	(635)	(968)	(1,688)
Prior year permanent return to accrual adjustments	(12)	(1,728)	559
Recognition of unrecognized tax benefit	—	—	(22,825)
Impact of Tax Cuts and Jobs Act	—	—	(198)
Other, net	(1,881)	(279)	(144)
	(36,535)	(41,262)	(58,186)

Income Tax Expense (Benefit)	$3,419	$(10,970)	$(19,925)

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

The components of the net deferred income tax liability recognized in our Consolidated Balance Sheets are related to the following temporary differences (in thousands):

	December 31,
	2021	2020
Production tax credit	$75,092	$63,542
Pension / postretirement benefits	21,435	31,866
Customer advances	21,271	17,165
Unbilled revenue	10,704	14,429
Compensation accruals	10,612	11,748
Reserves and accruals	5,106	6,266
Environmental liability	5,704	6,039
Interest rate hedges	3,158	3,171
NOL carryforward	—	393
Other, net	1,738	2,490
Deferred Tax Asset	154,820	157,109
Excess tax depreciation	(425,202)	(412,774)
Goodwill amortization	(85,425)	(83,991)
Flow through depreciation	(94,616)	(83,545)
Regulatory assets and other	(49,211)	(48,576)
Deferred Tax Liability	(654,454)	(628,886)
Deferred Tax Liability, net	$(499,634)	$(471,777)

Uncertain Tax Positions

We recognize tax positions that meet the more-likely-than-not threshold as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The change in unrecognized tax benefits is as follows (in thousands):

	2021	2020	2019
Unrecognized Tax Benefits at January 1	$33,491	$35,085	$56,150
Gross increases - tax positions in prior period	293	120	539
Gross increases - tax positions in current period	—	—	—
Gross decreases - tax positions in current period	(1,735)	(1,714)	(1,489)
Lapse of statute of limitations	—	—	(20,115)
Unrecognized Tax Benefits at December 31	$32,049	$33,491	$35,085

Our unrecognized tax benefits include approximately $28.1 million and $28.0 million related to tax positions as of December 31, 2021 and 2020, that if recognized, would impact our annual effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitation within the next twelve months.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2021, we have accrued $0.5 million for the payment of interest and penalties in the Consolidated Balance Sheets. As of December 31, 2020, we did not have any amounts accrued for the payment of interest and penalties.

Tax years 2018 and forward remain subject to examination by the IRS and state taxing authorities.

(13) Comprehensive Income (Loss)

The following tables display the components of Other Comprehensive Income (Loss), after-tax, and the related tax effects (in thousands):

	December 31,
	2021			2020			2019
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation adjustment	$(57)	$—	$(57)	$87	$—	$87	$(35)	$—	$(35)
Reclassification of net income (loss) on derivative instruments	614	(162)	452	614	(162)	452	614	(162)	452
Postretirement medical liability adjustment	(585)	149	(436)	2,463	(623)	1,840	(175)	44	(131)
Other comprehensive (loss) income	$(28)	$(13)	$(41)	$3,164	$(785)	$2,379	$404	$(118)	$286

Balances by classification included within AOCL on the Consolidated Balance Sheets are as follows, net of tax (in thousands):

	December 31,
	2021	2020
Foreign currency translation	$1,443	$1,500
Derivative instruments designated as cash flow hedges	(10,277)	(10,729)
Postretirement medical plans	1,524	1,960
Accumulated other comprehensive loss	$(7,310)	$(7,269)

The following table displays the changes in AOCL by component, net of tax (in thousands):

		December 31, 2021
		Year Ended
	Affected Line Item in the Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(10,729)	$1,960	$1,500	$(7,269)
Other comprehensive loss before reclassifications		—	—	(57)	(57)
Amounts reclassified from AOCL	Interest Expense	452	—	—	452
Amounts reclassified from AOCL		—	(436)	—	(436)
Net current-period other comprehensive income (loss)		452	(436)	(57)	(41)
Ending Balance		$(10,277)	$1,524	$1,443	$(7,310)

		December 31, 2020
		Year Ended
	Affected Line Item in the Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(11,181)	$120	$1,413	$(9,648)
Other comprehensive income before reclassifications		—	—	87	87
Amounts reclassified from AOCL	Interest Expense	452	—	—	452
Amounts reclassified from AOCL		—	1,840	—	1,840
Net current-period other comprehensive income		452	1,840	87	2,379
Ending Balance		$(10,729)	$1,960	$1,500	$(7,269)

(14) Employee Benefit Plans

Pension and Other Postretirement Benefit Plans

We sponsor and/or contribute to pension and postretirement health care and life insurance benefit plans for eligible employees. The pension plan for our South Dakota and Nebraska employees is referred to as the NorthWestern Corporation plan, and the pension plan for our Montana employees is referred to as the NorthWestern Energy plan, and collectively they are referred to as the Plans. We utilize a number of accounting mechanisms that reduce the volatility of reported pension costs. Differences between actuarial assumptions and actual plan results are deferred and are recognized into earnings only when the accumulated differences exceed 10 percent of the greater of the projected benefit obligation or the market-related value of plan assets. If necessary, the excess is amortized over the average remaining service period of active employees. The Plans' funded status is recognized as an asset or liability in our Consolidated Financial Statements. See Note 4 - Regulatory Assets and Liabilities, for further discussion on how these costs are recovered through rates charged to our customers.

Benefit Obligation and Funded Status

Following is a reconciliation of the changes in plan benefit obligations and fair value of plan assets, and a statement of the funded status (in thousands):

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2021	2020	2021	2020
Change in benefit obligation:
Obligation at beginning of period	$820,979	$735,564	$19,146	$20,272
Service cost	12,994	11,116	407	370
Interest cost	18,759	22,840	317	492
Actuarial loss	(28,905)	84,479	415	123
Settlements(1)	(93,488)	—	—	390
Benefits paid	(33,537)	(33,020)	(2,977)	(2,501)
Benefit Obligation at End of Period	$696,802	$820,979	$17,308	$19,146
Change in Fair Value of Plan Assets:
Fair value of plan assets at beginning of period	$688,456	$609,000	$23,096	$21,479
Return on plan assets	33,868	101,075	3,349	2,723
Employer contributions	10,200	11,401	1,821	1,395
Settlements(1)	(93,488)	—	—	—
Benefits paid	(33,537)	(33,020)	(2,977)	(2,501)
Fair value of plan assets at end of period	$605,499	$688,456	$25,289	$23,096
Funded Status	$(91,303)	$(132,523)	$7,981	$3,950

Amounts Recognized in the Balance Sheet Consist of:
Noncurrent asset	8,297	7,001	11,914	8,436
Total Assets	8,297	7,001	11,914	8,436
Current liability	(11,200)	(11,200)	(1,575)	(1,712)
Noncurrent liability	(88,400)	(128,324)	(2,358)	(2,774)
Total Liabilities	(99,600)	(139,524)	(3,933)	(4,486)
Net amount recognized	$(91,303)	$(132,523)	$7,981	$3,950

Amounts Recognized in Regulatory Assets Consist of:
Prior service credit	—	—	1,870	3,857
Net actuarial loss	(62,448)	(115,987)	1,366	(497)
Amounts recognized in AOCL consist of:
Prior service cost	—	—	(95)	(246)
Net actuarial gain	—	—	2,500	3,246
Total	$(62,448)	$(115,987)	$5,641	$6,360

(1) In December 2021, we entered into a group annuity contract from an insurance company to provide for the payment of pension benefits to 1,062 NorthWestern Energy Pension Plan participants. We purchased the contract with $93.5 million of plan assets. The insurance company took over the payments of these benefits starting January 1, 2022. This transaction settled $93.5 million of our NorthWestern Energy Pension Plan obligation. As a result of this transaction, during the twelve months ended December 31, 2021, we recorded a non-cash, non-operating settlement charge of $11.3 million. This charge is recorded within other income, net on the Consolidated Statements of Income. As discussed within Note 4 – Regulatory Assets and Liabilities, this charge was deferred as a regulatory asset on the Consolidated Balance Sheets, with a corresponding decrease to operating and maintenance expense on the Consolidated Statements of Income.

The actuarial gain/loss is primarily due to the change in discount rate assumption and actual asset returns compared with expected amounts. The total projected benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were as follows (in millions):

	NorthWestern Energy Pension Plan
	December 31,
	2021	2020
Projected benefit obligation	$636.3	$757.4
Accumulated benefit obligation	636.3	757.4
Fair value of plan assets(1)	537.9	619.1
 ____________________
    As of December 31, 2021, the fair value of the NorthWestern Corporation pension plan assets exceed the total projected and accumulated benefit obligation and are therefore excluded from this table.

(1) Fair value of plan assets was impacted by the group annuity contract discussed above.

Net Periodic Cost (Credit)

The components of the net costs (credits) for our pension and other postretirement plans are as follows (in thousands):

	Pension Benefits			Other Postretirement Benefits
	December 31,			December 31,
	2021	2020	2019	2021	2020	2019
Components of Net Periodic Benefit Cost
Service cost	$12,994	$11,116	$9,637	$407	$370	$331
Interest cost	18,759	22,840	26,488	327	492	609
Expected return on plan assets	(27,061)	(26,162)	(25,443)	(919)	(983)	(869)
Amortization of prior service cost (credit)	—	—	—	(1,835)	(1,882)	(1,882)
Recognized actuarial loss (gain)	6,536	5,028	6,544	(898)	(61)	(96)
Settlement loss recognized(1)	11,291	—	198	—	390	390
Net Periodic Benefit Cost (Credit)	$22,519	$12,822	$17,424	$(2,918)	$(1,674)	$(1,517)

Regulatory deferral of net periodic benefit cost(2)	(13,308)	(2,100)	(7,510)	—	—	—
Previously deferred costs recognized(2)	—	71	728	709	861	931
Amount Recognized in Income	$9,211	$10,793	$10,642	$(2,209)	$(813)	$(586)

Income Statement Presentation
Operating and maintenance	(313)	9,016	2,125	407	370	331
Other income (expense), net	9,524	1,777	8,517	(2,616)	(1,183)	(917)
Amount Recognized in Income	$9,211	$10,793	$10,642	$(2,209)	$(813)	$(586)

___________________________
(1) Settlement loss is related to partial annuitization of NorthWestern Energy Pension Plan effective December 1, 2021.

(2) Net periodic benefit costs for pension and postretirement benefit plans are recognized for financial reporting based on the authorization of each regulatory jurisdiction in which we operate. A portion of these costs are recorded in regulatory assets and recognized in the Consolidated Statements of Income as those costs are recovered through customer rates.

For purposes of calculating the expected return on pension plan assets, the market-related value of assets is used, which is based upon fair value. The difference between actual plan asset returns and estimated plan asset returns are amortized equally over a period not to exceed five years.

Actuarial Assumptions

The measurement dates used to determine pension and other postretirement benefit measurements for the plans are December 31, 2021 and 2020. The actuarial assumptions used to compute net periodic pension cost and postretirement benefit cost are based upon information available as of the beginning of the year, specifically, market interest rates, past experience and management's best estimate of future economic conditions. Changes in these assumptions may impact future benefit costs and obligations. In computing future costs and obligations, we must make assumptions about such things as employee mortality and turnover, expected salary and wage increases, discount rate, expected return on plan assets, and expected future cost increases. Two of these assumptions have the most impact on the level of cost: (1) discount rate and (2) expected rate of return on plan assets.

On an annual basis, we set the discount rate using a yield curve analysis. This analysis includes constructing a hypothetical bond portfolio whose cash flow from coupons and maturities matches the year-by-year, projected benefit cash flow from our plans. The increase in the discount rate during 2021 decreased our projected benefit obligation by approximately $45.1 million.

In determining the expected long-term rate of return on plan assets, we review historical returns, the future expectations for returns for each asset class weighted by the target asset allocation of the pension and postretirement portfolios, and long-term inflation assumptions. Based on the target asset allocation for our pension assets and future expectations for asset returns, we increased our long term rate of return on assets assumption for NorthWestern Energy Pension Plan to 4.26 percent and decreased our assumption on the NorthWestern Corporation Pension Plan to 2.66 percent for 2022.

The weighted-average assumptions used in calculating the preceding information are as follows:

	Pension Benefits			Other Postretirement Benefits
	December 31,			December 31,
	2021	2020	2019	2021	2020	2019
Discount rate	2.65-2.75%	2.20-2.30%	3.10-3.20%	2.35-2.40%	1.80%	2.80%
Expected rate of return on assets	3.01-4.17	3.45-4.49	4.23-5.06	4.08	4.71	4.79
Long-term rate of increase in compensation levels (non-union)	2.84	2.84	2.84	2.84	2.84	2.84
Long-term rate of increase in compensation levels (union)	2.00	2.00	2.00	2.00	2.00	2.00
Interest crediting rate	3.30-6.00	3.30-6.00	3.60-6.00	N/A	N/A	N/A

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

	NorthWestern Energy Pension		NorthWestern Corporation Pension		NorthWestern Energy Health and Welfare
	December 31,		December 31,		December 31,
	2021	2020	2021	2020	2021	2020
Fixed income securities	55.0%	55.0%	90.0%	80.0%	40.0%	40.0%
Non-U.S. fixed income securities	4.0	4.0	1.0	2.0	—	—
Global equities	41.0	41.0	9.0	18.0	60.0	60.0

The actual allocation by plan is as follows:

	NorthWestern Energy Pension		NorthWestern Corporation Pension		NorthWestern Energy Health and Welfare
	December 31,		December 31,		December 31,
	2021	2020	2021	2020	2021	2020
Cash and cash equivalents	0.1%	—%	0.4%	0.7%	0.1%	1.0%
Fixed income securities	53.8	52.7	89.5	77.3	33.7	37.9
Non-U.S. fixed income securities	3.9	3.8	0.9	2.6	—	—
Global equities	42.2	43.5	9.2	19.4	66.2	61.1
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

Cash Flows

In accordance with the Pension Protection Act of 2006 (PPA), and the relief provisions of the Worker, Retiree, and Employer Recovery Act of 2008 (WRERA), we are required to meet minimum funding levels in order to avoid required contributions and benefit restrictions. We have elected to use asset smoothing provided by the WRERA, which allows the use of asset averaging, including expected returns (subject to certain limitations), for a 24-month period in the determination of funding requirements. Additional funding relief was passed in the American Rescue Plan Act of 2021, providing for longer amortization and interest rate smoothing, which we elected to use. We expect to continue to make contributions to the pension plans in 2022 and future years that reflect the minimum requirements and discretionary amounts consistent with the amounts recovered in rates. Additional legislative or regulatory measures, as well as fluctuations in financial market conditions, may impact our funding requirements.

Due to the regulatory treatment of pension costs in Montana, pension expense for 2021, 2020 and 2019 was based on actual contributions to the plan. Annual contributions to each of the pension plans are as follows (in thousands):

	2021	2020	2019
NorthWestern Energy Pension Plan (MT)	$9,000	$10,201	$9,000
NorthWestern Corporation Pension Plan (SD and NE)	1,200	1,200	1,200
	$10,200	$11,401	$10,200

We estimate the plans will make future benefit payments to participants as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
2022	$28,842	$2,579
2023	30,368	2,296
2024	31,933	1,952
2025	33,410	1,435
2026	34,692	1,381
2027-2031	183,671	5,352

Defined Contribution Plan

Our defined contribution plan permits employees to defer receipt of compensation as provided in Section 401(k) of the Internal Revenue Code. Under the plan, employees may elect to direct a percentage of their gross compensation to be contributed to the plan. We contribute various percentage amounts of the employee's gross compensation contributed to the plan. Matching contributions for the years ended December 31, 2021, 2020 and 2019 were $11.8 million, $11.1 million, and $11.0 million, respectively.

(15) Stock-Based Compensation

We grant stock-based awards through our Amended and Restated Equity Compensation Plan (ECP), which includes restricted stock awards and performance share awards. As of December 31, 2021, there were 828,486 shares of common stock remaining available for grants. The remaining vesting period for awards previously granted ranges from one to five years if the service and/or performance requirements are met. Nonvested shares do not receive dividend distributions. The long-term incentive plan provides for accelerated vesting in the event of a change in control.

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

	2021	2020
Risk-free interest rate	0.19%	1.42%
Expected life, in years	3	3
Expected volatility	28.2% to 38.5%	14.9% to 19.7%
Dividend yield	4.3%	3.1%

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

A summary of nonvested shares as of and changes during the year ended December 31, 2021, are as follows:

	Performance Unit Awards
	Shares	Weighted-Average Grant-Date Fair Value
Beginning nonvested grants	130,571	$66.27
Granted	104,927	50.53
Vested	(69,867)	60.41
Forfeited	(3,108)	59.14
Remaining nonvested grants	162,523	$58.76

We recognized compensation expense of $3.9 million, $2.2 million, and $6.5 million for the years ended December 31, 2021, 2020, and 2019, respectively, and related income tax (benefit) expense of $(0.2) million, $(0.6) million, and $0.2 million for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, we had $5.7 million of unrecognized compensation cost related to the nonvested portion of outstanding awards, which is reflected as nonvested stock as a portion of additional paid in capital in our Statements of Common Shareholders' Equity. The cost is expected to be recognized over a weighted-average period of 2 years. The total fair value of shares vested was $4.2 million, $5.1 million, and $4.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

A summary of nonvested shares as of and changes during the year ended December 31, 2021, are as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Beginning nonvested grants	77,967	$50.86
Granted	24,385	43.29
Vested	(15,033)	45.78
Forfeited	—	—
Remaining nonvested grants	87,319	$49.63

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

Following is a summary of the components of DSUs issued and compensation expense attributable to the DSUs (in millions, except DSU amounts):

	December 31,
	2021	2020	2019
DSUs Issued	18,741	21,434	19,027

Compensation expense	$1.1	$1.5	$1.3
Change in value of shares	1.3	(2.9)	2.4
Total compensation (benefit) expense	$2.4	$(1.4)	$3.7

DSUs withdrawn	186,137	613	3,708
Value of DSUs withdrawn	$12.1	$0.1	$0.3

(16) Common Stock

We have 250,000,000 shares authorized consisting of 200,000,000 shares of common stock with a $0.01 par value and 50,000,000 shares of preferred stock with a $0.01 par value. Of these shares, 2,865,957 shares of common stock are reserved for the incentive plan awards. For further detail of grants under this plan see Note 15 - Stock-Based Compensation.

Repurchase of Common Stock

Shares tendered by employees to us to satisfy the employees' tax withholding obligations in connection with the vesting of restricted stock awards totaled 16,880 and 35,378 during the years ended December 31, 2021 and 2020, respectively, and are reflected in treasury stock. These shares were credited to treasury stock based on their fair market value on the vesting date.

Issuance of Common Stock

In April 2021, we entered into an Equity Distribution Agreement with BofA Securities, Inc., CIBC World Markets Corp, Credit Suisse Securities (USA) LLC, and J.P. Morgan Securities LLC, collectively the sales agents, pursuant to which we may offer and sell shares of our common stock from time to time, having an aggregate gross sales price of up to $200.0 million, through an At-the-Market (ATM) offering program, including an equity forward sales component. This is a three-year agreement, expiring on February 11, 2024. During the twelve months ended December 31, 2021, we issued 1,966,117 shares of our common stock under the ATM program at an average price of $63.81, for net proceeds of $124.2 million, which is net of sales commissions and other fees paid of approximately $1.3 million. We do not anticipate needing to issue equity through the ATM program during 2022.

On November 17, 2021, we announced a registered public offering of 6,074,767 shares of our common stock at a public offering price of $53.50 per share, for an issuance amount of $325.0 million. In conjunction with this offering, we granted the underwriters an option to purchase up to 911,215 additional shares, which was subsequently exercised in full, for an additional issuance amount of $48.8 million. Of the total 6,985,982 shares of common stock offered, we initially sold 1,401,869 shares, $75.0 million in gross proceeds, directly to the underwriters in the offering, with cash proceeds received at closing. The remaining 5,584,113 shares were sold under forward sales agreements which provide for settlement on a settlement date or dates to be specified at our discretion, but which is expected to occur on or prior to February 28, 2023. The cumulative shares issued under the forward sales agreement is limited to one and one-half times the base number of shares within the agreement, or 8,376,170 shares.

The forward sales agreements will be physically settled with common shares issued by us, unless we elect to settle the agreements in cash or to net share settle the agreements, subject to certain conditions. On a settlement date or dates, if we decide to physically settle the forward sales agreement, we will issue shares of common stock to the forward purchaser at the then-applicable forward sale price and receive issuance proceeds at that time. The forward sale price will initially be $51.8950 per share, which is subject to adjustment based on a floating interest rate factor equal to the overnight bank funding rate less a spread of 75 basis points, and will be subject to decrease on certain dates specified in the forward sale agreement by amounts related to expected dividends on shares of common stock during the term of the forward sale agreement.

At December 31, 2021, we could have settled the forward sale agreement with physical delivery of 5,584,113 shares of common stock to the counterparty in exchange for cash of $286.1 million. The forward sale could have also been settled at December 31, 2021, with delivery of approximately $24.2 million of cash or approximately 435,522 shares of common stock to the counterparty, if we had elected to net cash or net share settle, respectfully.

The forward sale agreement has been classified as an equity transaction because it is indexed to our common stock, physical settlement is within our control, and the other requirements necessary for equity classification are met. As a result of the equity classification, no gain or loss will be recognized within earnings due to subsequent changes in the fair value of the forward sales agreement. If the average price of our common stock exceeds the adjusted forward sales price during a quarterly period, the forward sales agreement could have a dilutive effect on earnings per share.

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

	December 31,
	2021	2020	2019
Basic computation	51,709,229	50,559,208	50,428,560
Dilutive effect of
Performance and restricted share awards(1)	111,940	145,181	323,298
Forward equity sale	51,057	—	—
Diluted computation	51,872,226	50,704,389	50,751,858
 _____________________

(1) Performance share awards are included in diluted weighted average number of shares outstanding based upon what would be issued if the end of the most recent reporting period was the end of the term of the award.

As of December 31, 2021, there were 77,856 shares from performance and restricted share awards which were antidilutive and excluded from the earnings per share calculations.

(18) Commitments and Contingencies

Qualifying Facilities Liability

Our QF liability primarily consists of unrecoverable costs associated with three contracts covered under the PURPA. These contracts require us to purchase minimum amounts of energy at prices ranging from $64 to $136 per MWH through 2029. As of December 31, 2021, our estimated gross contractual obligation related to these contracts was approximately $466.9 million through 2029. A portion of the costs incurred to purchase this energy is recoverable through rates, totaling approximately $388.4 million through 2029. As contractual obligations are settled, the related purchases and sales are recorded within Fuel, purchased power and direct transmission expense and Electric revenues in our Consolidated Statements of Income. The present value of the remaining liability is recorded in Other noncurrent liabilities in our Consolidated Balance Sheets. The following summarizes the change in the liability (in thousands):

	December 31,
	2021	2020
Beginning QF liability	$81,379	$92,937
Settlements(1)	(22,497)	(18,665)
Interest expense	6,061	7,107
Ending QF liability	$64,943	$81,379
___________________
(1) The settlements amount includes (i) a higher periodic adjustment of $4.3 million due to actual price escalation, which was more than previously modeled; (ii) lower costs of approximately $1.7 million, due to a $2.6 million reduction in costs for the adjustment to actual output and pricing for the current contract year as compared with a $0.9 million reduction in costs in the prior period; and (iii) a favorable adjustment of approximately $7.0 million decreasing the QF liability associated with a one-time clarification in contract term.

The following summarizes the estimated gross contractual obligation less amounts recoverable through rates (in thousands):

	Gross Obligation	Recoverable Amounts	Net
2022	$80,355	$60,639	$19,716
2023	82,452	61,280	21,172
2024	75,113	60,706	14,407
2025	60,360	52,950	7,410
2026	55,393	46,274	9,119
Thereafter	113,199	106,563	6,636
Total(1)	$466,872	$388,412	$78,460
 _____________________

(1) This net unrecoverable amount represents the undiscounted difference between the total gross obligations and recoverable amounts. The ending QF liability in the table above represents the present value of this net unrecoverable amount.

Long Term Supply and Capacity Purchase Obligations

We have entered into various commitments, largely purchased power, electric transmission, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 24 years. Costs incurred under these contracts are included in Fuel, purchased power and direct transmission expense in the Consolidated Statements of Income and were approximately $286.7 million, $206.6 million and $222.5 million for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, our commitments under these contracts were $283.2 million in 2022, $269.7 million in 2023, $221.8 million in 2024, $219.4 million in 2025, $172.2 million in 2026, and $1.5 billion thereafter. These commitments are not reflected in our Consolidated Financial Statements.

Hydroelectric License Commitments

With the 2014 purchase of hydroelectric generating facilities and associated assets located in Montana, we assumed two Memoranda of Understanding (MOUs) existing with state, federal and private entities. The MOUs are periodically updated and renewed and require us to implement plans to mitigate the impact of the projects on fish, wildlife and their habitats, and to increase recreational opportunities. The MOUs were created to maximize collaboration between the parties and enhance the possibility to receive matching funds from relevant federal agencies. Under these MOUs, we have a remaining commitment to spend approximately $26.7 million between 2022 and 2040. These commitments are not reflected in our Consolidated Financial Statements.

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

Our environmental exposure includes a number of components, including remediation expenses related to the cleanup of current or former properties, and costs to comply with changing environmental regulations related to our operations. At present, our environmental reserve, which relates primarily to the remediation of former manufactured gas plant sites owned by us or for which we are responsible, is estimated to range between $24.1 million to $30.7 million. As of December 31, 2021, we had a reserve of approximately $26.9 million, which has not been discounted. Environmental costs are recorded when it is probable we are liable for the remediation and we can reasonably estimate the liability. We use a combination of site investigations and monitoring to formulate an estimate of environmental remediation costs for specific sites. Our monitoring procedures and development of actual remediation plans depend not only on site specific information but also on coordination with the different environmental regulatory agencies in our respective jurisdictions; therefore, while remediation exposure exists, it may be many years before costs are incurred.

Over time, as costs become determinable, we may seek authorization to recover such costs in rates or seek insurance reimbursement as available and applicable; therefore, although we cannot guarantee regulatory recovery, we do not expect these costs to have a material effect on our consolidated financial position or results of operations.

The following summarizes the change in our environmental liability (in thousands):

	December 31,
	2021	2020	2019
Liability at January 1,	$28,895	$30,276	$29,741
Deductions	(2,799)	(2,977)	(2,232)
Charged to costs and expense	770	1,596	2,767
Liability at December 31,	$26,866	$28,895	$30,276

Over time, as costs become determinable, we may seek authorization to recover such costs in rates or seek insurance reimbursement as available and applicable; therefore, although we cannot guarantee regulatory recovery, we do not expect these costs to have a material effect on our consolidated financial position or results of operations.

Manufactured Gas Plants - Approximately $22.1 million of our environmental reserve accrual is related to the following manufactured gas plants.

South Dakota - A formerly operated manufactured gas plant located in Aberdeen, South Dakota, has been identified on the Federal Comprehensive Environmental Response, Compensation, and Liability Information System list as contaminated with coal tar residue. We are currently conducting feasibility studies, implementing remedial actions pursuant to work plans approved by the South Dakota Department of Agriculture and Natural Resources, and conducting ongoing monitoring and operation and maintenance activities. As of December 31, 2021, the reserve for remediation costs at this site was approximately $8.1 million, and we estimate that approximately $3.0 million of this amount will be incurred through 2025.

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

While numerous bills have been introduced that address climate change from different perspectives, Congress has not passed any federal climate change legislation regarding GHG emissions from coal fired plants, and we cannot predict the timing or form of any potential legislation. In 2019, the EPA finalized the Affordable Clean Energy Rule (ACE), which repealed the 2015 Clean Power Plan (CPP) in regulating GHG emissions from coal-fired plants. The U.S. Court of Appeals for the District of Columbia Circuit issued an opinion on January 19, 2021, vacating the ACE and remanding it to EPA for further action. The United States Supreme Court agreed to review the case in October 2021 and oral argument regarding the scope of EPA’s authority to regulate GHG emissions is scheduled to take place February 28, 2022, with a decision expected the following summer. It also is widely expected that the Biden Administration will develop an alternative plan for reducing GHG emissions from coal-fired plants, and in a memorandum dated February 12, 2021, EPA stated its belief that the January 19, 2021 opinion left neither the ACE nor the CPP rules in place.

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

The states of Montana, North Dakota and South Dakota are expected to develop and submit to EPA, for its approval, their respective State Implementation Plans (SIP) for Regional Haze compliance. While these states, among others, did not meet the EPA’s July 31, 2021 submission deadline, we still expect each state to submit its SIP in 2022. The draft Montana SIP does not require any additional controls at Colstrip Units 3 and 4. The draft North Dakota SIP does not require any additional controls at the Coyote generating facility, however the EPA, following a preliminary review, has asked North Dakota to reassess its determination regarding Coyote. The draft South Dakota SIP does not require any additional controls at the Big Stone generating facility. Until these SIPs are submitted and approved by EPA, the potential remains that installation of additional emissions controls might be required at these facilities.

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

In August 2017, we entered into a non-monetary, partial settlement with PNWS in which PNWS amended its original complaint to limit its claims for enforcement and/or damages to only four of the 21 power purchase agreements. As a result, the damages sought by the plaintiff was reduced to approximately $8 million for the alleged breach of the four power purchase agreements. We participated in an unsuccessful mediation on January 24, 2019 and subsequent settlement efforts also have been unsuccessful.

On August 31, 2021, the Court ruled that the four agreements are valid and enforceable contracts and that NorthWestern breached the agreements on June 16, 2016 by refusing to go forward with the projects in spite of the MPSC's Orders. On December 15, 2021, after a three-day trial, the jury determined that PNWS had sustained $0.4 million in damages and the judge subsequently entered judgment against us in that amount.

We filed a post-trial motion on January 13, 2022 seeking to have the judgement set aside. On February 9, 2022, the judge denied our post-trial motion. We have 30 days from February 9, 2022 to appeal the judgement to the Ninth Circuit Court of Appeals if we decide to do so. The plaintiff did not seek any post-trial relief and the deadline for doing so has passed.

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

Because the State’s Complaint included a claim that the State owned the riverbeds in the Great Falls Reach, on October 16, 2017, we and Talen renewed our earlier-filed motions seeking to dismiss the portion of the State’s Complaint concerning the Great Falls Reach in light of the United States Supreme Court’s decision. On August 1, 2018, the Federal District Court granted the motions to dismiss the State’s Complaint as it pertains to approximately 8.2 miles of riverbed from “the head of the Black Eagle Falls to the foot of the Great Falls.” In particular, the dismissal pertained to the Black Eagle Dam, Rainbow Dam and reservoir, Cochrane Dam and reservoir, and Ryan Dam and reservoir. While the dismissal of these four facilities may be subject to appeal, that appeal would not likely occur until after judgment in the case. On February 12, 2019, the Federal District Court granted our motion to join the United States as a defendant to the litigation. As a result, on October 31, 2019, the State filed and served an Amended Complaint including the United States as a defendant and removing claims of ownership for the hydroelectric facilities on the Great Falls Reach, except for the Morony and the Black Eagle Developments. We and Talen filed answers to the Amended Complaint on December 13, 2019, and the United States answered on February 5, 2020. A bench trial before the Federal District Court commenced January 4, 2022 and concluded on January 18, 2022. This bench trial addressed the issue of navigability of the segments at issue. The parties must submit amended findings of fact and conclusions of law, along with post-trial briefing, by April 29, 2022. A decision on navigability is expected following such submissions. Damages were bifurcated by agreement and will be tried separately, should the Federal District Court find any segments navigable.

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

The remaining depreciable life of our investment in Colstrip Unit 4 is through 2042. Recovery of costs associated with the closure of the facility is subject to MPSC approval. Three of the joint owners of Units 3 and 4 are subject to regulation in Washington and in May 2019, the Washington state legislature enacted a statute mandating Washington electric utilities to “eliminate coal-fired resources from [their] allocation of electricity” on or before December 31, 2025, after which date they may no longer include their share of coal-fired resources in their regulated electric supply portfolio. As a result of the Washington legislation, four of the six joint owners of Units 3 and 4 requested the operator prepare a 2021 budget reflecting closure of Units 3 and 4 by 2025, and alternately a closure of Unit 3 by 2025 and a closure of Unit 4 by 2027. Differing viewpoints on closure dates delayed approval of the 2021 budget, until it was approved on March 22, 2021. Budgeting for 2022 was also delayed, with the same four joint owners demanding substantial budget reductions, but was ultimately approved on January 21, 2022. Such budgeting pressures may result in future budgets that may not be sufficient to maintain the reliability of Units 3 and 4.

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

Colstrip Coal Dust Litigation

On December 14, 2020, a claim was filed against Talen Montana, LLC, the operator of the Colstrip Steam Plant, in the Montana Sixteenth Judicial District Court, Rosebud County, Cause No. CV-20-58. The plaintiffs allege they have suffered adverse effects from coal dust generated during operations associated with the Colstrip Steam Plant. On August 26, 2021, the claim was amended to add in excess of 100 plaintiffs. It also added NorthWestern, as well as the other owners of the Colstrip Steam Plant, and Westmoreland Rosebud Mining LLC, as defendants. Plaintiffs are seeking economic damages, costs and disbursements, punitive damages, attorneys’ fees, and an injunction prohibiting defendants from allowing coal dust to blow onto plaintiffs’ properties.

Since this lawsuit is in its early stages, we are unable to predict outcomes or estimate a range of reasonably possible losses.

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

Disaggregation of Revenue

The following tables disaggregate our revenue for the twelve months ended by major source and customer class (in millions):

December 31, 2021	Electric	Natural Gas	Total
Montana	334.6	126.0	460.6
South Dakota	65.4	26.6	92.0
Nebraska	—	21.0	21.0
Residential	400.0	173.6	573.6
Montana	356.7	64.7	421.4
South Dakota	102.5	19.1	121.6
Nebraska	—	11.4	11.4
Commercial	459.2	95.2	554.4
Industrial	37.9	1.1	39.0
Lighting, Governmental, Irrigation, and Interdepartmental	32.1	1.4	33.5
Total Customer Revenues	929.2	271.3	1,200.5
Other Tariff and Contract Based Revenues	89.5	36.8	126.3
Total Revenue from Contracts with Customers	1,018.7	308.1	1,326.8
Regulatory amortization	33.5	12.0	45.5
Total Revenues	$1,052.2	$320.1	$1,372.3

December 31, 2020	Electric	Natural Gas	Total
Montana	320.8	103.5	424.3
South Dakota	66.6	21.5	88.1
Nebraska	—	16.9	16.9
Residential	387.4	141.9	529.3
Montana	338.3	51.3	389.6
South Dakota	101.1	14.3	115.4
Nebraska	—	8.1	8.1
Commercial	439.4	73.7	513.1
Industrial	36.8	0.9	37.7
Lighting, Governmental, Irrigation, and Interdepartmental	31.8	0.9	32.7
Total Customer Revenues	895.4	217.4	1,112.8
Other Tariff and Contract Based Revenues	58.5	35.5	94.0
Total Revenue from Contracts with Customers	953.9	252.9	1,206.8
Regulatory amortization	(13.1)	5.0	(8.1)
Total Revenues	$940.8	$257.9	$1,198.7

December 31, 2019	Electric	Natural Gas	Total
Montana	308.8	109.4	418.2
South Dakota	62.5	25.8	88.3
Nebraska	—	20.2	20.2
Residential	371.3	155.4	526.7
Montana	348.1	55.7	403.8
South Dakota	97.1	19.3	116.4
Nebraska	—	10.5	10.5
Commercial	445.2	85.5	530.7
Industrial	43.6	1.0	44.6
Lighting, Governmental, Irrigation, and Interdepartmental	30.6	1.0	31.6
Total Customer Revenues	890.7	242.9	1,133.6
Other Tariff and Contract Based Revenues	61.7	35.8	97.5
Total Revenue from Contracts with Customers	952.4	278.7	1,231.1
Regulatory amortization	28.8	(2.0)	26.8
Total Revenues	$981.2	$276.7	$1,257.9

(20) Segment and Related Information

Our reportable business segments are primarily engaged in the electric and natural gas business. The remainder of our operations are presented as other, which primarily consists of unallocated corporate costs and unregulated activity.

We evaluate the performance of these segments based on utility margin. The accounting policies of the operating segments are the same as the parent except that the parent allocates some of its operating expenses to the operating segments according to a methodology designed by management for internal reporting purposes and involves estimates and assumptions.

Financial data for the business segments for the twelve months ended are as follows (in thousands):

December 31, 2021	Electric	Gas	Other	Eliminations	Total
Operating revenues	$1,052,182	$320,134	$—	$—	$1,372,316
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	294,820	130,728	—	—	425,548
Utility Margin	757,362	189,406	—	—	946,768
Operating and maintenance	156,383	51,920	—	—	208,303
Administrative and general	72,641	27,550	1,682	—	101,873
Property and other taxes	134,910	38,526	8	—	173,444
Depreciation and depletion	154,626	32,841	—	—	187,467
Operating income (loss)	238,802	38,569	(1,690)	—	275,681
Interest expense, net	(82,678)	(6,083)	(4,913)	—	(93,674)
Other income, net	3,676	3,046	1,530	—	8,252
Income tax (expense) benefit	(2,512)	(2,640)	1,733	—	(3,419)
Net income (loss)	$157,288	$32,892	$(3,340)	$—	$186,840
Total assets	$5,432,578	$1,342,031	$5,834	$—	$6,780,443
Capital expenditures	$354,775	$79,553	$—	$—	$434,328

December 31, 2020	Electric	Gas	Other	Eliminations	Total
Operating revenues	$940,815	$257,855	$—	$—	$1,198,670
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	236,581	69,609	—	—	306,190
Utility margin	704,234	188,246	—	—	892,480
Operating and maintenance	149,220	53,771	—	—	202,991
Administrative and general	69,602	26,311	(1,789)	—	94,124
Property and other taxes	140,621	38,887	9	—	179,517
Depreciation and depletion	147,968	31,676	—	—	179,644
Operating income	196,823	37,601	1,780	—	236,204
Interest expense, net	(85,487)	(6,341)	(4,984)	—	(96,812)
Other income (expense), net	4,867	2,704	(2,718)	—	4,853
Income tax benefit (expense)	11,282	(2,426)	2,114	—	10,970
Net income (loss)	$127,485	$31,538	$(3,808)	$—	$155,215
Total assets(1)	$5,126,589	$1,251,240	$11,620	$—	$6,389,449
Capital expenditures	$324,369	$81,393	$—	$—	$405,762
___________________________

(1) Subsequent to the issuance of our Annual Report on Form 10-K for the year ended December 31, 2020, we determined that Total Assets - Electric and Total Assets - Gas had been incorrectly reported due to an error in the allocation methodology utilized to calculate assets by segment. As a result, the December 31, 2020 Total Assets - Electric and Total Assets - Gas amounts have been corrected from the amounts previously reported to reflect an increase of Total Assets - Electric and a decrease of Total Assets - Gas of $488.3 million. The correction had no impact on net income or the presentation of total assets on the consolidated balance sheets and was determined not to be material.

December 31, 2019	Electric	Gas	Other	Eliminations	Total
Operating revenues	$981,178	$276,732	$—	$—	$1,257,910
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	239,589	78,431	—	—	318,020
Utility margin	741,589	198,301	—	—	939,890
Operating and maintenance	155,285	53,767	—	—	209,052
Administrative and general	77,139	28,965	3,073	—	109,177
Property and other taxes	134,686	37,192	10	—	171,888
Depreciation and depletion	143,262	29,661	—	—	172,923
Operating income (loss)	231,217	48,716	(3,083)	—	276,850
Interest expense, net	(78,809)	(6,218)	(10,041)	—	(95,068)
Other (expense) income, net	(1,365)	(814)	2,592	—	413
Income tax (expense) benefit	(6,079)	493	25,511	—	19,925
Net income	$144,964	$42,177	$14,979	$—	$202,120
Total assets	$4,808,011	$1,270,811	$4,664	$—	$6,083,486
Capital expenditures	$241,190	$74,826	$—	$—	$316,016

(21) Fourth Quarter Financial Data (Unaudited)

Our fourth quarter financial information has not been audited, but, in management's opinion, includes all adjustments necessary for a fair presentation. Amounts presented are in thousands, except per share data:

	Three Months Ended December 31,
	2021	2020
Operating revenues	$347,341	$313,445
Operating income	79,990	66,496
Net income	$51,336	$53,551
Average common shares outstanding	53,293	50,583
Income per average common share:
Basic	$0.96	$1.06
Diluted	$0.96	$1.06