Form 10-Q
period 2022-03-31
NORTHWESTERN CORP
filed 2022-04-29
CIK 73088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Common Stock, Par Value $0.01, 54,138,852 shares outstanding at April 22, 2022

NORTHWESTERN CORPORATION

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

On one or more occasions, we may make statements in this Quarterly Report on Form 10-Q regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements other than statements of historical facts, included or incorporated by reference in this Quarterly Report, relating to our current expectations of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Words or phrases such as “anticipates," “may," “will," “should," “believes," “estimates," “expects," “intends," “plans," “predicts," “projects," “targets," “will likely result," “will continue" or similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and believe such statements are based on reasonable assumptions, including without limitation, our examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that we will achieve our projections. Factors that may cause such differences include, but are not limited to:

•adverse determinations by regulators, as well as potential adverse federal, state, or local legislation or regulation, including costs of compliance with existing and future environmental requirements, could have a material effect on our liquidity, results of operations and financial condition;
•the impact of extraordinary external events and natural disasters, such as the COVID-19 pandemic, geopolitical events, earthquake, flood, drought, lightning, weather, wind, and fire, on our liquidity, results of operations and financial condition;
•acts of terrorism, cybersecurity attacks, data security breaches, or other malicious acts that cause damage to our generation, transmission, or distribution facilities, information technology systems, or result in the release of confidential customer, employee, or Company information;
•supply chain constraints, recent high levels of inflation for product, services and labor costs, and their impact on capital expenditures, operating activities, and/or our ability to safely and reliably serve our customers;
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

PART 1. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenues
Electric	$271,727	$270,071
Gas	122,755	130,732
Total Revenues	394,482	400,803
Operating expenses
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	135,073	144,513
Operating and maintenance	52,794	51,797
Administrative and general	31,644	29,055
Property and other taxes	46,850	47,478
Depreciation and depletion	48,905	46,975
Total Operating Expenses	315,266	319,818
Operating income	79,216	80,985
Interest expense, net	(23,716)	(23,510)
Other income, net	4,721	5,574
Income before income taxes	60,221	63,049
Income tax (expense) benefit	(1,111)	22
Net Income	$59,110	$63,071

Average Common Shares Outstanding	54,097	50,631
Basic Earnings per Average Common Share	$1.09	$1.25
Diluted Earnings per Average Common Share	$1.08	$1.24
Dividends Declared per Common Share	$0.63	$0.62

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Net Income	$59,110	$63,071
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(2)	(76)
Postretirement medical liability adjustment	(158)	(158)
Reclassification of net losses on derivative instruments	113	113
Total Other Comprehensive (Loss) Income	(47)	(121)
Comprehensive Income	$59,063	$62,950

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	March 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$13,645	$2,820
Restricted cash	17,253	15,942
Accounts receivable, net	173,735	198,671
Inventories	70,609	80,614
Regulatory assets	100,580	115,541
Prepaid expenses and other	23,027	24,207
Total current assets	398,849	437,795
Property, plant, and equipment, net	5,317,518	5,247,232
Goodwill	357,586	357,586
Regulatory assets	698,438	690,686
Other noncurrent assets	49,644	47,144
Total Assets	$6,822,035	$6,780,443
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of finance leases	$2,928	$2,875
Accounts payable	99,926	115,237
Accrued expenses and other	279,395	233,351
Regulatory liabilities	27,176	28,179
Total current liabilities	409,425	379,642
Long-term finance leases	11,151	11,897
Long-term debt	2,508,867	2,541,478
Deferred income taxes	509,039	499,634
Noncurrent regulatory liabilities	642,840	638,760
Other noncurrent liabilities	373,732	369,319
Total Liabilities	4,455,054	4,440,730
Commitments and Contingencies (Note 10)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 57,692,048 and 54,136,509 shares, respectively; Preferred stock, par value 0.01; authorized 50,000,000 shares; none issued	577	576
Treasury stock at cost	(98,986)	(98,248)
Paid-in capital	1,719,070	1,716,227
Retained earnings	753,677	728,468
Accumulated other comprehensive loss	(7,357)	(7,310)
Total Shareholders' Equity	2,366,981	2,339,713
Total Liabilities and Shareholders' Equity	$6,822,035	$6,780,443

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES:
Net income	$59,110	$63,071
Items not affecting cash:
Depreciation and depletion	48,905	46,975
Amortization of debt issuance costs, discount and deferred hedge gain	1,270	1,303
Stock-based compensation costs	2,757	3,223
Equity portion of allowance for funds used during construction	(3,116)	(1,985)
Gain on disposition of assets	(1)	(57)
Deferred income taxes	(6,558)	(2,706)
Changes in current assets and liabilities:
Accounts receivable	24,936	5,230
Inventories	10,005	4,183
Other current assets	1,181	(455)
Accounts payable	(3,432)	(16,591)
Accrued expenses and other	46,119	63,169
Regulatory assets	14,961	(54,195)
Regulatory liabilities	(1,003)	(23,228)
Other noncurrent assets	7,153	(1,682)
Other noncurrent liabilities	(6,621)	(20,656)
Cash Provided by Operating Activities	195,666	65,599
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(115,502)	(77,854)
Investment in equity securities	(567)	—
Cash Used in Investing Activities	(116,069)	(77,854)
FINANCING ACTIVITIES:
Dividends on common stock	(33,901)	(31,124)
Issuance of long-term debt, net	—	99,915
Line of credit (repayments) borrowings, net	(33,000)	49,000
Repayments of short-term borrowings	—	(100,000)
Other financing activities, net	(560)	(742)
Cash (Used in) Provided by Financing Activities	(67,461)	17,049
Increase in Cash, Cash Equivalents, and Restricted Cash	12,136	4,794
Cash, Cash Equivalents, and Restricted Cash, beginning of period	18,762	17,096
Cash, Cash Equivalents, and Restricted Cash, end of period	$30,898	$21,890
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	14,152	13,765
Significant non-cash transactions:
Capital expenditures included in accounts payable	17,156	18,089

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	Number of Common Shares	Number of Treasury Shares	Common Stock	Treasury Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 31, 2020	54,145	3,558	$541	$(98,075)	$1,513,787	$670,111	$(7,269)	$2,079,095

Net income	—	—	—	—	—	63,071	—	63,071
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(76)	(76)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	113	113
Postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	(158)	(158)
Stock-based compensation	93	17	1	(970)	3,211	—		2,242
Issuance of shares	—	(12)	—	315	357	—	—	672
Dividends on common stock ($0.620 per share)	—	—	—	—	—	(31,124)	—	(31,124)
Balance at March 31, 2021	54,238	3,563	$542	$(98,730)	$1,517,355	$702,058	$(7,390)	$2,113,835

Balance at December 31, 2021	57,606	3,546	$576	$(98,248)	$1,716,227	$728,468	$(7,310)	$2,339,713

Net income	—	—	—	—	—	59,110	—	59,110
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(2)	(2)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	113	113
Postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	(158)	(158)
Stock-based compensation	87	16	1	(911)	2,746	—		1,836
Issuance of shares		(6)		173	97	—		270
Dividends on common stock ($0.630 per share)	—	—	—	—	—	(33,901)	—	(33,901)
Balance at March 31, 2022	57,693	3,556	$577	$(98,986)	$1,719,070	$753,677	$(7,357)	$2,366,981

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Reference is made to Notes to Financial Statements included in NorthWestern Corporation’s Annual Report)
(Unaudited)

(1) Nature of Operations and Basis of Consolidation

NorthWestern Corporation, doing business as NorthWestern Energy, provides electricity and/or natural gas to approximately 753,600 customers in Montana, South Dakota, Nebraska and Yellowstone National Park.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires us to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The unaudited Condensed Consolidated Financial Statements (Financial Statements) reflect all adjustments (which unless otherwise noted are normal and recurring in nature) that are, in our opinion, necessary to fairly present our financial position, results of operations and cash flows. The actual results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Events occurring subsequent to March 31, 2022 have been evaluated as to their potential impact to the Financial Statements through the date of issuance.

The Financial Statements included herein have been prepared by NorthWestern, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, we believe that the condensed disclosures provided are adequate to make the information presented not misleading. We recommend that these Financial Statements be read in conjunction with the audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Reclassification

In 2021, we renamed the line item "Cost of sales" as previously shown on the Consolidated Statements of Income, and used elsewhere within our filing, to "Fuel, purchased supply and direct transmission expense." Additionally, we disaggregated the line item "Operating, general and administrative" as previously shown on the Consolidated Statements of Income, and used elsewhere within our filing, to two line items, "Operating and maintenance" and "Administrative and general." These reclassifications were done in an effort to better convey the nature of these costs and did not impact reported operating income or net income.

Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31,	December 31,	March 31,	December 31,
	2022	2021	2021	2020
Cash and cash equivalents	$13,645	$2,820	$8,925	$5,811
Restricted cash	17,253	15,942	12,965	11,285
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$30,898	$18,762	$21,890	$17,096

(2) Regulatory Matters

Federal Energy Regulatory Commission (FERC) Financial Audit

We are subject to FERC’s jurisdiction and regulations with respect to rates for electric transmission service in interstate commerce and electricity sold at wholesale rates, the issuance of certain securities, and incurrence of certain long-term debt, among other things. The Division of Audits and Accounting in the Office of Enforcement of FERC initiated a routine audit of NorthWestern Corporation for the period of January 1, 2018 to the present to evaluate our compliance with FERC accounting and financial reporting requirements. We responded to several sets of data requests as part of the audit process and in April

2022 received a draft audit report from FERC. Based on review of the draft report, we believe final resolution of the identified audit findings and recommendations will not have a material financial impact on us.

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

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in thousands):

	Three Months Ended March 31,
	2022		2021
Income before income taxes	$60,221		$63,049

Income tax calculated at federal statutory rate	12,646	21.0%	13,240	21.0%

Permanent or flow-through adjustments:
State income tax, net of federal provisions	400	0.7	55	0.1
Flow-through repairs deductions	(6,801)	(11.3)	(7,853)	(12.5)
Production tax credits	(3,824)	(6.4)	(4,307)	(6.8)
Amortization of excess deferred income tax	(411)	(0.7)	(265)	(0.4)
Plant and depreciation of flow-through items	(255)	(0.4)	(340)	(0.5)
Share-based compensation	(253)	(0.4)	(261)	(0.4)
Other, net	(391)	(0.7)	(291)	(0.5)
	(11,535)	(19.2)	(13,262)	(21.0)

Income tax expense (benefit)	$1,111	1.8%	$(22)	0.0%

Uncertain Tax Positions

We recognize tax positions that meet the more-likely-than-not threshold as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. We had unrecognized tax benefits of approximately $31.6 million as of March 31, 2022, including approximately $28.1 million that, if recognized, would impact our effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitation within the next twelve months.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2022, we have accrued $0.7 million for the payment of interest and penalties on the Condensed Consolidated Balance Sheets. As of December 31, 2021, we had accrued $0.5 million for the payment of interest and penalties on the Condensed Consolidated Balance Sheets.

Tax years 2018 and forward remain subject to examination by the Internal Revenue Service and state taxing authorities.

(4) Comprehensive (Loss) Income

The following tables display the components of Other Comprehensive (Loss) Income, after-tax, and the related tax effects (in thousands):

	Three Months Ended
	March 31, 2022			March 31, 2021
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation adjustment	$(2)	$—	$(2)	$(76)	$—	$(76)
Reclassification of net income on derivative instruments	153	(40)	113	153	(40)	113
Postretirement medical liability adjustment	(212)	54	(158)	(212)	54	(158)
Other comprehensive (loss) income	$(61)	$14	$(47)	$(135)	$14	$(121)

Balances by classification included within accumulated other comprehensive loss (AOCL) on the Condensed Consolidated Balance Sheets are as follows, net of tax (in thousands):

	March 31, 2022	December 31, 2021
Foreign currency translation	$1,441	$1,443
Derivative instruments designated as cash flow hedges	(10,164)	(10,277)
Postretirement medical plans	1,366	1,524
Accumulated other comprehensive loss	$(7,357)	$(7,310)

The following tables display the changes in AOCL by component, net of tax (in thousands):

		Three Months Ended
		March 31, 2022
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(10,277)	$1,524	$1,443	$(7,310)
Other comprehensive income before reclassifications		—	—	(2)	(2)
Amounts reclassified from AOCL	Interest Expense	113	—	—	113
Amounts reclassified from AOCL		—	(158)	—	(158)
Net current-period other comprehensive income (loss)		113	(158)	(2)	(47)
Ending balance		$(10,164)	$1,366	$1,441	$(7,357)

		Three Months Ended
		March 31, 2021
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(10,729)	$1,960	$1,500	$(7,269)
Other comprehensive loss before reclassifications		—	—	(76)	(76)
Amounts reclassified from AOCL	Interest Expense	113	—	—	113
Amounts reclassified from AOCL		—	(158)	—	(158)
Net current-period other comprehensive income (loss)		113	(158)	(76)	(121)
Ending balance		$(10,616)	$1,802	$1,424	$(7,390)

(5) Financing Activities

On November 17, 2021, we announced a registered public offering of 6,074,767 shares of our common stock at a public offering price of $53.50 per share, for an issuance amount of $325.0 million. In conjunction with this offering, we granted the underwriters an option to purchase up to 911,215 additional shares, which was subsequently exercised in full, for an additional issuance amount of $48.8 million. Of the total 6,985,982 shares of common stock offered, we initially sold 1,401,869 shares, for $75.0 million in gross proceeds, directly to the underwriters in the offering, with cash proceeds received at closing. The remaining 5,584,113 shares were sold under forward sales agreements which provide for settlement on a settlement date or dates to be specified at our discretion, but which is expected to occur on or prior to February 28, 2023. The cumulative shares issued under the forward sales agreement is limited to one and one-half times the base number of shares within the agreement, or 8,376,170 shares.

The forward sales agreements will be physically settled with common shares issued by us, unless we elect to settle the agreements in cash or to net share settle the agreements, subject to certain conditions. On a settlement date or dates, if we decide to physically settle the forward sales agreement, we will issue shares of common stock to the forward purchaser at the then-applicable forward sale price and receive issuance proceeds at that time. The forward sale price will initially be $51.8950 per share, which is subject to adjustment based on a floating interest rate factor equal to the overnight bank funding rate less a spread of 75.00 basis points, and will be subject to decrease on certain dates specified in the forward sale agreement by amounts related to expected dividends on shares of common stock during the term of the forward sale agreement.

At March 31, 2022, the forward agreements could have been settled with physical delivery of 5,584,113 common shares to the banking counterparty in exchange for cash of $282.1 million. The forward instruments could have also been settled at March 31, 2022, with delivery of $41.2 million of cash or 705,342 shares of common stock to the counterparty, if we elected net cash or net share settlement, respectively.

(6) Segment Information

Our reportable business segments are primarily engaged in the electric and natural gas business. The remainder of our operations are presented as other, which primarily consists of unallocated corporate costs and unregulated activity.

We evaluate the performance of these segments based on utility margin. The accounting policies of the operating segments are the same as the parent except that the parent allocates some of its operating expenses to the operating segments according to a methodology designed by us for internal reporting purposes and involves estimates and assumptions.

Financial data for the business segments are as follows (in thousands):

Three Months Ended
March 31, 2022	Electric	Gas	Other	Eliminations	Total
Operating revenues	$271,727	$122,755	$—	$—	$394,482
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	77,623	57,450	—	—	135,073
Utility margin	194,104	65,305	—	—	259,409
Operating and maintenance	39,501	13,293	—	—	52,794
Administrative and general	22,737	8,652	255	—	31,644
Property and other taxes	36,425	10,423	2	—	46,850
Depreciation and depletion	40,424	8,481	—	—	48,905
Operating income (loss)	55,017	24,456	(257)	—	79,216
Interest expense, net	(18,969)	(3,390)	(1,357)	—	(23,716)
Other income, net	2,982	1,530	209	—	4,721
Income tax (expense) benefit	(994)	(1,382)	1,265	—	(1,111)
Net income (loss)	$38,036	$21,214	$(140)	$—	$59,110
Total assets	$5,523,726	$1,291,946	$6,363	$—	$6,822,035
Capital expenditures	$98,609	$16,893	$—	$—	$115,502

Three Months Ended
March 31, 2021	Electric	Gas	Other	Eliminations	Total
Operating revenues	$270,071	$130,732	$—	$—	$400,803
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	80,188	64,325	—	—	144,513
Utility margin	189,883	66,407	—	—	256,290
Operating and maintenance	38,206	13,591	—	—	51,797
Administrative and general	19,549	7,588	1,918	—	29,055
Property and other taxes	37,027	10,449	2	—	47,478
Depreciation and depletion	38,684	8,291	—	—	46,975
Operating income (loss)	56,417	26,488	(1,920)	—	80,985
Interest expense, net	(20,729)	(1,488)	(1,293)	—	(23,510)
Other income, net	2,829	983	1,762	—	5,574
Income tax benefit (expense)	115	(2,022)	1,929	—	22
Net income	$38,632	$23,961	$478	$—	$63,071
Total assets(1)	$5,220,632	$1,270,686	$11,495	$—	$6,502,813
Capital expenditures	$68,940	$8,914	$—	$—	$77,854

(1) Subsequent to the issuance of our Annual Report on Form 10-K for the year ended December 31, 2020, we determined that Total Assets - Electric and Total Assets - Gas had been incorrectly reported due to an error in the allocation methodology utilized to calculate assets by segment. As a result, the March 31, 2021 Total Assets - Electric and Total Assets - Gas amounts have been corrected from the amounts previously reported to reflect an increase of Total Assets - Electric and a decrease of Total Assets - Gas of $484.8 million. The correction had no impact on net income or the presentation of total assets on the condensed consolidated balance sheets and was determined not to be material.

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

Disaggregation of Revenue

The following tables disaggregate our revenue by major source and customer class (in millions):

	Three Months Ended
	March 31, 2022			March 31, 2021
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Montana	$97.0	$52.3	$149.3	$96.0	$47.0	$143.0
South Dakota	20.4	19.9	40.3	17.8	10.1	27.9
Nebraska	—	15.4	15.4	—	8.2	8.2
Residential	117.4	87.6	205.0	113.8	65.3	179.1
Montana	86.5	27.1	113.6	86.8	23.8	110.6
South Dakota	27.6	14.5	42.1	24.1	6.5	30.6
Nebraska	—	9.2	9.2	—	4.4	4.4
Commercial	114.1	50.8	164.9	110.9	34.7	145.6
Industrial	9.7	0.6	10.3	9.7	0.5	10.2
Lighting, governmental, irrigation, and interdepartmental	4.5	0.7	5.2	4.6	0.5	5.1
Total Customer Revenues	245.7	139.7	385.4	239.0	101.0	340.0
Other tariff and contract based revenues	20.1	10.0	30.1	16.9	9.7	26.6
Total Revenue from Contracts with Customers	265.8	149.7	415.5	255.9	110.7	366.6
Regulatory amortization and other	5.9	(26.9)	(21.0)	14.2	20.0	34.2
Total Revenues	$271.7	$122.8	$394.5	$270.1	$130.7	$400.8

(8) Earnings Per Share

Basic earnings per share are computed by dividing earnings applicable to common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of common stock equivalent shares that could occur if unvested shares were to vest. Common stock equivalent shares are calculated using the treasury stock method, as applicable. The dilutive effect is computed by dividing earnings applicable to common stock by the weighted average number of common shares outstanding plus the effect of the outstanding unvested restricted stock and performance share awards and forward equity sale. Average shares used in computing the basic and diluted earnings per share are as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
Basic computation	54,096,768	50,631,448
Dilutive effect of:
Performance share awards(1)	11,244	105,352
Forward equity sale(2)	711,383	—
Diluted computation	54,819,395	50,736,800

_______________________
(1)          Performance share awards are included in diluted weighted average number of shares outstanding based upon what would be issued if the end of the most recent reporting period was the end of the term of the award.

(2)          Forward equity shares are included in diluted weighted average number of shares outstanding based upon what would be issued if the end of the most recent reporting period was the end of the term of the forward sale agreement.
As of March 31, 2022, there were 100,671 shares from performance and restricted share awards which were antidilutive and excluded from the earnings per share calculations, compared to 30,007 shares as of March 31, 2021.

(9) Employee Benefit Plans

We sponsor and/or contribute to pension and postretirement health care and life insurance benefit plans for eligible employees. Net periodic benefit cost (credit) for our pension and other postretirement plans consists of the following (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022	2021
Components of Net Periodic Benefit Cost (Credit)
Service cost	$2,884	$3,263	$91	$99
Interest cost	4,668	4,596	91	75
Expected return on plan assets	(6,052)	(6,843)	(262)	(230)
Amortization of prior service credit	—	—	(473)	(459)
Recognized actuarial loss (gain)	—	1,228	(14)	(11)
Net periodic benefit cost (credit)	$1,500	$2,244	$(567)	$(526)

We have not contributed to our pension plans during the three months ended March 31, 2022. We expect to contribute $11.2 million to our pension plans during the remainder of 2022.

(10) Commitments and Contingencies

Except as set forth below and in Note 2 - Regulatory Matters above, the circumstances set forth in Note 18 - Commitments and Contingencies to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 appropriately represent, in all material respects, the current status of our material commitments and contingent liabilities.

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

Our environmental exposure includes a number of components, including remediation expenses related to the cleanup of current or former properties, and costs to comply with changing environmental regulations related to our operations. At present, our environmental reserve, which relates primarily to the remediation of former manufactured gas plant sites owned by us or for which we are responsible, is estimated to range between $24.4 million to $31.0 million. As of March 31, 2022, we had a reserve of approximately $26.4 million, which has not been discounted. Environmental costs are recorded when it is probable we are liable for the remediation and we can reasonably estimate the liability. We use a combination of site investigations and monitoring to formulate an estimate of environmental remediation costs for specific sites. Our monitoring procedures and development of actual remediation plans depend not only on site specific information but also on coordination with the different environmental regulatory agencies in our respective jurisdictions; therefore, while remediation exposure exists, it may be many years before costs are incurred.

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

While numerous bills have been introduced that address climate change from different perspectives, Congress has not passed any federal climate change legislation regarding GHG emissions from coal fired plants, and we cannot predict the timing or form of any potential legislation. The Clean Air Act (CAA) confers authority on EPA and the states to regulate certain emissions, including GHGs, from existing sources. Beginning in 2015, EPA sought to use this Section 111(d) authority to issue rules to control GHG emissions from existing power plants. No rule issued by EPA has become effective due to litigation by various states and stakeholders. One of the key issues in the litigation revolves around whether EPA can use its CAA authority to compel fossil fuel sources to curtail operations and invest in renewable and other low carbon energy sources. The litigation culminated in oral argument at the Supreme Court on February 28, 2022 in West Virginia, et al., v. Environmental Protection Agency, et al (Docket No. 20-1530). The outcome of the Supreme Court's decision could affect us as we have interests in coal plants but we cannot predict the outcome of the issues presented to the Supreme Court or their applicability to us.

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

LEGAL PROCEEDINGS

Pacific Northwest Solar Litigation

Pacific Northwest Solar, LLC (PNWS) is a solar qualifying facility (QF) developer seeking to construct small solar facilities in Montana. We began negotiating with PNWS in early 2016 to purchase the output from 21 of its proposed facilities pursuant to our standard QF-1 Tariff, which is applicable to projects no larger than 3 MWs.

On June 16, 2016, however, the Montana Public Service Commission (MPSC) suspended the availability of the QF-1 Tariff standard rates for that category of solar projects, which included the projects proposed by PNWS. The MPSC exempted from the suspension any projects for which a QF had both submitted a signed power purchase agreement and had executed an interconnection agreement with us by June 16, 2016. Although we had signed four power purchase agreements with PNWS as of that date, we had not entered into interconnection agreements with PNWS for any of those projects. As a result, none of the PNWS projects in Montana qualified for the exemption.

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

On August 31, 2021, the Court ruled that the four agreements were valid and enforceable contracts and that NorthWestern breached the agreements on June 16, 2016 by refusing to go forward with the projects in spite of the MPSC's Orders. On December 15, 2021, after a three-day trial, the jury determined that PNWS had sustained $0.5 million in damages and the judge subsequently entered judgment against us in that amount.

We filed a post-trial motion on January 13, 2022 seeking to have the judgment set aside. On February 9, 2022, the judge denied our post-trial motion. We filed our Notice of Appeal to the Ninth Circuit Court of Appeals on March 1, 2022, and PNWS filed its Cross-Notice of Appeal on March 9, 2022. The Court of Appeals has set a briefing schedule that extends into September 2022, after which the Court will hear oral arguments before rendering a decision.

The Court of Appeals also encouraged the parties to engage in a voluntary court-supervised mediation, but PNWS has not yet indicated whether it is willing to do so.

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

We dispute the State’s claims and intend to continue to vigorously defend the lawsuit. At this time, we cannot predict an outcome. If the Federal District Court determines the riverbeds are navigable under the remaining six facilities that were not dismissed and if it calculates damages as the State District Court did in 2008, we estimate the annual rents could be approximately $3.8 million commencing when we acquired the facilities in November 2014. We anticipate that any obligation to pay the State rent for use and occupancy of the riverbeds would be recoverable in rates from customers, although there can be no assurances that the MPSC would approve any such recovery.

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

The threat of early closure led the Montana Legislature to enact, and the Montana Governor to sign into law, Senate Bill 265 (SB 265) and Senate Bill 266 (SB 266). SB 265 requires arbitrations involving a Montana electric utility to be heard in Montana before a panel of three arbitrators, which, if enforced, would alter the O&O Agreement’s arbitration provision. SB 266 allows the Montana Attorney General (“Montana AG”) to bring legal action against an owner of a jointly-owned facility who fails or refuses to fund its share of operating costs or who acts to bring about permanent closure of a generating unit of a facility without seeking and obtaining the consent of all co-owners. If an owner is found to have acted willfully in so acting, the Montana AG may seek a daily fine of $100,000 for each violation.

The Arbitration has given rise to three lawsuits challenging the constitutionality of SB 265 and SB 266. The four joint owners from the Pacific Northwest assert the Arbitration must be conducted under the O&O Agreement, with one arbitrator, in Spokane County, Washington, and pursuant to the Washington Arbitration Act. The fifth joint owner asserts the Arbitration must be conducted per the terms of SB 265, which requires the Arbitration be conducted, with three arbitrators, in Montana and pursuant to the Montana Uniform Arbitration Act. The four Pacific Northwest owners have added the Montana AG as a defendant and claim SB 266 is unenforceable as contrary to the U.S. and Montana constitutions. On October 13, 2021 (as clarified on December 17, 2021), the United States District Court for the District of Montana granted a preliminary injunction enjoining the Montana AG from enforcing SB 266. The four Pacific Northwest owners have moved for summary judgment on their claims SB 265 and SB 266 are unconstitutional. We have also moved the court to compel the parties to arbitration. Those motions along with a request by the Montana AG to stay the judicial proceedings are scheduled to be heard by the Magistrate Judge on April 26, 2022. We expect the Magistrate Judge will issue a decision by the end of the second quarter 2022.

The three initiated lawsuits do not make direct financial demands, and instead, address issues related to process for the Arbitration and for closure of the facility. The pendency of the lawsuits has delayed commencement of the Arbitration proceedings and thus delayed resolution of the issues we raised when we commenced arbitration. Since the Arbitration was initiated, and despite the litigation, we have worked and continue to work with the other joint owners to arrive at an agreed upon process for the Arbitration.

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

Other Legal Proceedings

We are also subject to various other legal proceedings, governmental audits and claims that arise in the ordinary course of business. In our opinion, the amount of ultimate liability with respect to these other actions will not materially affect our financial position, results of operations, or cash flows.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as another financial measure, Utility Margin, that is considered a “non-GAAP financial measure.” Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. We define Utility Margin as Operating Revenues less fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion) as presented in our Condensed Consolidated Statements of Income. This measure differs from the GAAP definition of Gross Margin due to the exclusion of Operating and maintenance, Property and other taxes, and Depreciation and depletion expenses, which are presented separately in our Condensed Consolidated Statements of Income. The following discussion includes a reconciliation of Utility Margin to Gross Margin, the most directly comparable GAAP measure.

We believe that Utility Margin provides a useful measure for investors and other financial statement users to analyze our financial performance in that it excludes the effect on total revenues caused by volatility in energy costs and associated regulatory mechanisms. This information is intended to enhance an investor's overall understanding of results. Under our various state regulatory mechanisms, as detailed below, our supply costs are generally collected from customers. In addition, Utility Margin is used by us to determine whether we are collecting the appropriate amount of energy costs from customers to allow recovery of operating costs, as well as to analyze how changes in loads (due to weather, economic or other conditions), rates and other factors impact our results of operations. Our Utility Margin measure may not be comparable to that of other companies' presentations or more useful than the GAAP information provided elsewhere in this report.

OVERVIEW

NorthWestern Corporation, doing business as NorthWestern Energy, provides electricity and/or natural gas to approximately 753,600 customers in Montana, South Dakota, Nebraska and Yellowstone National Park. For a discussion of NorthWestern’s business strategy, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

We are committed to providing customers with reliable and affordable electric and natural gas service while also being good stewards of the environment. Towards this end, we recently expanded and outlined our efforts towards a carbon-free future through our goal to achieve net zero carbon emissions by 2050.

As you read this discussion and analysis, refer to our Condensed Consolidated Statements of Income, which present the results of our operations for the three months ended March 31, 2022 and 2021.

HOW WE PERFORMED AGAINST OUR FIRST QUARTER 2021 RESULTS

	Three Months Ended March 31, 2022 vs. 2021
	Income Before Income Taxes	Income Tax (Expense) Benefit	Net Income
		(in millions)
First Quarter 2021	$63.1	$0.0	$63.1
Items increasing (decreasing) net income:
Higher operating costs impacting net income	(3.5)	0.9	(2.6)
Higher depreciation and depletion	(1.9)	0.5	(1.4)
Lower natural gas retail volumes	(1.0)	0.3	(0.7)
Higher Montana electric transmission revenue	3.0	(0.8)	2.2
Higher electric retail volumes	0.7	(0.2)	0.5
Other	(0.2)	(1.8)	(2.0)
First Quarter 2022	$60.2	$(1.1)	$59.1
Change in Net Income			$(4.0)

Consolidated net income for the three months ended March 31, 2022 was $59.1 million as compared with $63.1 million for the same period in 2021. This decrease was primarily driven by lower Montana and Nebraska natural gas residential volumes, higher operating costs, and higher income tax expense, partly offset by higher Montana electric transmission revenue and electric retail volumes.

SIGNIFICANT TRENDS AND REGULATION

Electric Resource Planning - Montana

Yellowstone County 175 MW plant - Construction at the site began in April 2022 with a current schedule that is expected to allow the plant to serve our Montana customers during the 2023-2024 winter season.

On October 21, 2021, the Montana Environmental Information Center and the Sierra Club filed a lawsuit in Montana State Court, against the Montana Department of Environmental Quality (MDEQ) and us, alleging that the environmental analysis conducted prior to issuance of the Yellowstone County project's air quality permit was unlawful. The parties have filed cross-motions for summary judgment, for which briefing is underway. An adverse decision could delay the project if the Montana State Court were to require a full Environmental Impact Study regarding the project, set aside the air quality permit, or determine that the underlying environmental statute violates the Montana Constitutional guarantee of a “clean and healthful environment.”

Beartooth Battery 50 MW project - On December 21, 2021, we filed an application with the MPSC for preapproval of the Beartooth Battery agreement as a new capacity resource. This agreement is contingent upon MPSC approval of our application. The MPSC has scheduled a hearing for August 2022 and we anticipate an MPSC decision in the fourth quarter of 2022 or first quarter of 2023. Our application is subject to the risk of the District Court agreeing with the plaintiffs in the litigation challenging the constitutionality of the preapproval statute.

Future Integrated Resource Planning - We expect to submit an updated integrated resource plan to the MPSC by the end of 2022 or early 2023, followed by an all-source competitive solicitation request for capacity available in 2026. Due to the significant impact of our ownership in Colstrip Unit 4 to the capacity available in our portfolio, the outcome in the arbitration amongst the co-owners (See Note 10 - Commitments and Contingencies) may affect the timing of the submission of this plan.

Electric Resource Supply - South Dakota

Construction on our new Bob Glanzer Generating Station is nearing completion. The 58 MW natural gas plant in Huron, South Dakota is expected to be online early in the second quarter of 2022 with total construction costs of approximately $86 million. ($80.8 million incurred through March 31, 2022).

Our energy resource plans for South Dakota continue to identify portfolio requirements including potential investments resulting from a completed competitive solicitation process. We expect to file an updated integrated resource plan in the second half of 2022.

Regulatory Update

General Rate Review Filings – Rate reviews are necessary to recover the cost of providing safe, reliable service, while contributing to earnings growth and achieving our financial objectives. We regularly review the need for electric and natural gas rate relief in each state in which we provide service. We anticipate making a Montana electric and natural gas general rate filing (2021 test year) in mid-2022.

Montana Power Cost and Credit Adjustment Mechanism (PCCAM) - The current Montana PCCAM Base, approved in 2019, no longer reflects an accurate current forecast of our fuel and power costs. As of March 31, 2022, we have under collected our Montana electric supply costs for the current July 2021 through June 2022 PCCAM year by approximately $48.7 million. Under the PCCAM, under and over collections are allocated 90% to Montana customers and 10% to shareholders. The deferred costs allocated to Montana customers are not reflected in customer bills and recovered until the subsequent power cost adjustment year, adversely affecting our cash flows and liquidity. We expect to address an adjustment to the PCCAM Base in our upcoming Montana electric general rate review filing.

For the three months ended March 31, 2022, electric supply costs exceeded the PCCAM Base revenues by approximately $8.0 million. As a result, during the three months ended March 31, 2022, we deferred $7.2 million of costs, to be collected from customers (90% of the costs above base) and recorded a reduction in pre-tax earnings of $0.8 million (10% of the variance). For the three months ended March 31, 2021, electric supply costs exceeded the PCCAM Base revenues by approximately $8.4 million, with $7.6 million of costs deferred for future collection from customers and $0.8 million recorded as a reduction in pre-tax earnings.

Montana Fixed Cost Recovery Mechanism (FCRM) - On April 15, 2022, we requested that the MPSC continue to defer implementation of the existing FCRM Pilot currently set for July 1, 2022, as we have indicated our intention to request a redesign of the decoupling mechanism in our upcoming rate review filing. We expect the MPSC to issue a decision on our request for deferral by July 1, 2022.

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

During the third quarter of 2021, we decided to discontinue our plans to build a 30-40 MW electric generation plant near Aberdeen, South Dakota as a result of significant increases in estimated construction cost as a result of global supply chain challenges. Also, as we developed our forecast of capital expenditures, we estimate that these supply chain challenges increased our forecasted 2022 capital spend by approximately 2 percent. Further challenges with product and services availability and price inflation could increase this impact on our capital spend forecasts or could cause us to experience delays.

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

Recognizing the risk of significant wildfires in Montana, we continue to proactively seek to mitigate wildfire risk. We are furthering the efforts with development of a comprehensive Fire Mitigation Plan addressing five key areas: situational awareness, operational practices, system preparedness, vegetation management, and public communications and outreach. This plan builds upon several key initiatives that were initiated and executed over the past decade including nearly $80 million spent on vegetation management and hazard tree removal programs and our growing annual investment to harden our transmission and distribution system infrastructure. Because of ever-increasing wildfire risk, our plan includes greater focus on situational awareness to monitor changing environmental conditions, operational practices that are more reactive to changing conditions, increased frequency of patrol and repairs, and more robust system hardening programs that target higher risk segments in our transmission and distribution systems. We expect to include a request for expected costs associated with the mitigation plan in our 2022 Montana electric general rate filing.

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

OVERALL CONSOLIDATED RESULTS

Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021

Consolidated net income for the three months ended March 31, 2022 was $59.1 million as compared with $63.1 million for the same period in 2021. This decrease was primarily driven by lower Montana and Nebraska natural gas residential volumes, higher operating costs, and higher income tax expense, partly offset by higher transmission and electric retail demand.
Consolidated gross margin for the three months ended March 31, 2022 was $110.9 million as compared with $110.1 million in 2021, an increase of $0.8 million, or 0.7 percent. This increase was primarily due to favorable weather, customer growth, higher transmission and electric retail demand, and lower property and other taxes, partly offset by lower Montana and Nebraska natural gas residential volumes, higher operating and maintenance expenses, and higher depreciation and depletion.

	Electric		Natural Gas		Total
	2022	2021	2022	2021	2022	2021
	(in millions)
Reconciliation of gross margin to utility margin:
Operating Revenues	$271.7	$270.1	$122.8	$130.7	$394.5	$400.8
Less: Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	77.6	80.2	57.5	64.3	135.1	144.5
Less: Operating and maintenance	39.5	38.2	13.3	13.6	52.8	51.8
Less: Property and other taxes	36.4	37.0	10.4	10.4	46.8	47.4
Less: Depreciation and depletion	40.4	38.7	8.5	8.3	48.9	47.0
Gross Margin	77.8	76.0	33.1	34.1	110.9	110.1
Operating and maintenance	39.5	38.2	13.3	13.6	52.8	51.8
Property and other taxes	36.4	37.0	10.4	10.4	46.8	47.4
Depreciation and depletion	40.4	38.7	8.5	8.3	48.9	47.0
Utility Margin(1)	$194.1	$189.9	$65.3	$66.4	$259.4	$256.3
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

	Three Months Ended March 31,
	2022	2021	Change	% Change
	(dollars in millions)
Utility Margin
Electric	$194.1	$189.9	$4.2	2.2%
Natural Gas	65.3	66.4	(1.1)	(1.7)
Total Utility Margin(1)	$259.4	$256.3	$3.1	1.2%
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Consolidated utility margin for the three months ended March 31, 2022 was $259.4 million as compared with $256.3 million for the same period in 2021, an increase of $3.1 million, or 1.2 percent.

Primary components of the change in utility margin include the following (in millions):

Utility Margin 2022 vs. 2021
Utility Margin Items Impacting Net Income
Higher transmission demand due to market conditions and pricing	$3.0
Higher electric retail volumes	0.7
Lower natural gas retail volumes	(1.0)
Reduction of rates from the step down of our Montana gas production assets	(0.5)
Other	0.6
Change in Utility Margin Impacting Net Income	2.8
Utility Margin Items Offset Within Net Income
Higher operating expenses recovered in revenue, offset in operating and maintenance expense	1.6
Higher property taxes recovered in revenue, offset in property tax expense	0.1
Lower revenue from higher production tax credits, offset in income tax expense	(1.4)
Change in Utility Margin Items Offset Within Net Income	0.3
Increase in Consolidated Utility Margin(1)	$3.1
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Higher electric retail volumes were driven by colder winter weather in South Dakota, customer growth, and increased residential demand as compared to the prior year, partly offset by warmer winter weather in our Montana electric service territory. Lower natural gas utility margin was driven by decreased Montana and Nebraska residential volumes compared to the prior year, partly offset by customer growth and colder winter weather in Montana and South Dakota natural gas service territory.

	Three Months Ended March 31,
	2022	2021	Change	% Change
	(dollars in millions)
Operating Expenses (excluding fuel, purchased supply and direct transmission expense)
Operating and maintenance	$52.8	$51.8	$1.0	1.9%
Administrative and general	31.6	29.1	2.5	8.6
Property and other taxes	46.9	47.5	(0.6)	(1.3)
Depreciation and depletion	48.9	47.0	1.9	4.0
Total Operating Expenses (excluding fuel, purchased supply and direct transmission expense)	$180.2	$175.4	$4.8	2.7%

Consolidated operating expenses, excluding fuel, purchased supply and direct transmission expense, were $180.2 million for the three months ended March 31, 2022, as compared with $175.4 million for the three months ended March 31, 2021. Primary components of the change include the following (in millions):

Operating Expenses
2022 vs. 2021
Operating Expenses (excluding fuel, purchased supply and direct transmission expense) Impacting Net Income
Higher depreciation expense due to plant additions	$1.9
Increase in uncollectible accounts due to the prior year collection of previously written off balances	1.3
Higher technology implementation and maintenance expenses	1.3
Higher labor and benefits(1)	0.9
Higher insurance expenses	0.6
Lower property tax expenses due to a decrease in estimated state and local taxes	(0.7)
Other	0.5
Change in Items Impacting Net Income	5.8

Operating Expenses Offset Within Net Income
Operating and maintenance expenses recovered in trackers, offset in revenue	1.6
Property and other taxes recovered in trackers, offset in revenue	0.1
Pension and other postretirement benefits, offset in other income(1)	(1.1)
Non-employee directors deferred compensation recorded within administrative and general expense, offset in other income	(1.6)
Change in Items Offset Within Net Income	(1.0)
Increase in Operating Expenses (excluding fuel, purchased supply and direct transmission expense)	$4.8
(1) In order to present the total change in labor and benefits, we have included the change in the non-service cost component of our pension and other postretirement benefits, which is recorded within other income on our Condensed Consolidated Statements of Income. This change is offset within this table as it does not affect our operating expenses.

We estimate property taxes throughout each year, and update those estimates based on valuation reports received from the Montana Department of Revenue. Under Montana law, we are allowed to track the increases and decreases in the actual level of state and local taxes and fees and adjust our rates to recover the increase or decrease between rate cases less the amount allocated to FERC-jurisdictional customers and net of the associated income tax benefit.

Consolidated operating income for the three months ended March 31, 2022 was $79.2 million as compared with $81.0 million in the same period of 2021. This decrease was primarily driven by lower natural gas utility margin primarily due to lower Montana and Nebraska residential volumes, higher depreciation and depletion expense, and higher operating costs, partly offset by higher electric retail volumes and Montana electric transmission revenues and lower property and other taxes.

Consolidated interest expense was $23.7 million for the three months ended March 31, 2022 as compared with $23.5 million for the same period of 2021. This increase was primarily due to higher interest on borrowings under our revolving credit facilities and on long term borrowings partly offset by higher capitalization of AFUDC.

Consolidated other income was $4.7 million for the three months ended March 31, 2022 as compared to $5.6 million during the same period of 2021. This decrease includes approximately $1.6 million related to a decrease in the value of deferred shares held in trust for non-employee directors deferred compensation, which is offset in general and administrative expense with no impact to net income, and an increase in the non-service cost component of pension expense of $1.1 million. These unfavorable items are partly offset by higher capitalization of AFUDC.

Consolidated income tax expense for the three months ended March 31, 2022 was $1.1 million as compared to an income tax benefit of less than $0.1 million in the same period of 2021. Our effective tax rate for the three months ended March 31, 2022 was 1.8% as compared with 0.0% for the same period in 2021. We expect our effective tax rate to range between 0% to 3% in 2022.

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in millions):

	Three Months Ended March 31,
	2022		2021
Income Before Income Taxes	$60.2		$63.1

Income tax calculated at federal statutory rate	12.6	21.0%	13.2	21.0%

Permanent or flow-through adjustments:
State income tax, net of federal provisions	0.4	0.7	0.1	0.1
Flow-through repairs deductions	(6.8)	(11.3)	(7.8)	(12.5)
Production tax credits	(3.8)	(6.4)	(4.3)	(6.8)
Amortization of excess deferred income tax	(0.4)	(0.7)	(0.3)	(0.4)
Plant and depreciation of flow-through items	(0.3)	(0.4)	(0.3)	(0.5)
Share-based compensation	(0.3)	(0.4)	(0.3)	(0.4)
Other, net	(0.3)	(0.7)	(0.3)	(0.5)
	(11.5)	(19.2)	(13.2)	(21.0)

Income tax expense (benefit)	$1.1	1.8%	$0.0	$0.0

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
•Transmission: Reflects transmission revenues regulated by the FERC.
•Wholesale and other are largely utility margin neutral as they are offset by changes in fuel, purchased supply and direct transmission expense.

Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021

	Revenues		Change		Megawatt Hours (MWH)		Avg. Customer Counts
	2022	2021	$	%	2022	2021	2022	2021
	(in thousands)
Montana	$96,952	$96,020	$932	1.0%	825	800	315,442	310,237
South Dakota	20,430	17,749	2,681	15.1	189	176	51,003	50,806
Residential	117,382	113,769	3,613	3.2	1,014	976	366,445	361,043
Montana	86,534	86,841	(307)	(0.4)	809	789	72,619	71,146
South Dakota	27,634	24,117	3,517	14.6	291	278	12,814	12,721
Commercial	114,168	110,958	3,210	2.9	1,100	1,067	85,433	83,867
Industrial	9,654	9,715	(61)	(0.6)	628	613	76	77
Other	4,472	4,592	(120)	(2.6)	15	17	4,783	4,748
Total Retail Electric	$245,676	$239,034	$6,642	2.8%	2,757	2,673	456,737	449,735
Regulatory amortization	6,541	14,789	(8,248)	(55.8)
Transmission	17,691	14,728	2,963	20.1
Wholesale and Other	1,819	1,520	299	19.7
Total Revenues	$271,727	$270,071	$1,656	0.6%
Fuel, purchased supply and direct transmission expense(1)	77,623	80,188	(2,565)	(3.2)
Utility Margin(2)	$194,104	$189,883	$4,221	2.2%
(1) Exclusive of depreciation and depletion.
(2) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

	Heating Degree Days			2022 as compared with:
	2022	2021	Historic Average	2021	Historic Average
Montana(1)	3,236	3,262	3,269	1% warmer	1% warmer
South Dakota	4,095	3,800	4,107	8% colder	remained flat
(1) Montana electric and natural gas heating degree days may differ due to differences in service territory.

The following summarizes the components of the changes in electric utility margin for the three months ended March 31, 2022 and 2021 (in millions):

Utility Margin 2022 vs. 2021
Utility Margin Items Impacting Net Income
Higher transmission demand due to market conditions and pricing	$3.0
Higher retail volumes	0.7
Other	0.6
Change in Utility Margin Impacting Net Income	4.3

Utility Margin Items Offset Within Net Income
Lower revenue from higher production tax credits, offset in income tax expense	(1.4)
Lower property taxes recovered in revenue, offset in property tax expense	(0.2)
Higher operating expenses recovered in revenue, offset in operating and maintenance expense	1.5
Change in Utility Margin Items Offset Within Net Income	(0.1)
Increase in Utility Margin(1)	$4.2
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

Higher electric retail volumes were driven by colder winter weather in South Dakota, customer growth, and increased residential demand as compared to the prior year, partly offset by warmer winter weather in Montana.

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
•Wholesale: Primarily represents transportation and storage for others.

Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021

	Revenues		Change		Dekatherms (Dkt)		Avg. Customer Counts
	2022	2021	$	%	2022	2021	2022	2021
	(in thousands)
Montana	$52,299	$47,012	5,287	11.2%	6,039	6,086	181,464	178,996
South Dakota	19,916	10,103	9,813	97.1	1,749	1,570	41,571	41,138
Nebraska	15,442	8,241	7,201	87.4	1,298	1,349	37,811	37,735
Residential	87,657	65,356	22,301	34.1	9,086	9,005	260,846	257,869
Montana	27,050	23,781	3,269	13.7	3,259	3,193	25,263	24,851
South Dakota	14,525	6,524	8,001	122.6	1,490	1,345	7,049	6,900
Nebraska	9,227	4,401	4,826	109.7	880	910	5,038	4,982
Commercial	50,802	34,706	16,096	46.4	5,629	5,448	37,350	36,733
Industrial	551	482	69	14.3	67	66	230	232
Other	690	489	201	41.1	94	76	175	159
Total Retail Gas	$139,700	$101,033	$38,667	38.3%	14,876	14,595	298,601	294,993
Regulatory amortization	(26,570)	20,368	(46,938)	(230.4)
Wholesale and other	9,625	9,331	294	3.2
Total Revenues	$122,755	$130,732	$(7,977)	(6.1)%
Fuel, purchased supply and direct transmission expense(1)	57,450	64,325	(6,875)	(10.7)
Utility Margin(2)	$65,305	$66,407	$(1,102)	(1.7)%
(1) Exclusive of depreciation and depletion.
(2) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

	Heating Degree Days			2022 as compared with:
	2022	2021	Historic Average	2021	Historic Average
Montana(1)	3,283	3,262	3,309	1% colder	1% warmer
South Dakota	4,095	3,800	4,107	8% colder	remained flat
Nebraska	3,078	3,354	3,311	8% warmer	7% warmer
(1) Montana electric and natural gas heating degree days may differ due to differences in service territory.

The following summarizes the components of the changes in natural gas utility margin for the three months ended March 31, 2022 and 2021:

Utility Margin 2022 vs. 2021
(in millions)
Utility Margin Items Impacting Net Income
Lower retail volumes	$(1.0)
Reduction of rates from the step down of our Montana gas production assets	(0.5)
Change in Utility Margin Impacting Net Income	(1.5)

Utility Margin Items Offset Within Net Income
Higher property taxes recovered in revenue, offset in property tax expense	0.3
Higher operating expenses recovered in revenue, offset in operating and maintenance expense	0.1
Change in Utility Margin Items Offset Within Net Income	0.4
Decrease in Utility Margin(1)	$(1.1)
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

Lower natural gas utility margin was driven by decreased Montana and Nebraska residential volumes compared to the prior year, partly offset by customer growth and colder winter weather in Montana and South Dakota.

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

As of March 31, 2022, our total net liquidity was approximately $123.6 million, including $13.6 million of cash and $110.0 million of revolving credit facility availability with no letters of credit outstanding. In addition, our liquidity was further enhanced by the forward equity sale agreements noted below, which could have been physically settled with common shares in exchange for cash of approximately $282.1 million.

Cash Flows

The following table summarizes our consolidated cash flows (in millions):

	Three Months Ended March 31,
	2022	2021
Operating Activities
Net income	$59.1	$63.1
Non-cash adjustments to net income	43.3	46.8
Changes in working capital	92.8	(21.9)
Other noncurrent assets and liabilities	0.5	(22.3)
Cash Provided by Operating Activities	195.7	65.7

Investing Activities
Property, plant and equipment additions	(115.5)	(77.9)
Investment in equity securities	(0.6)	—
Cash Used in Investing Activities	(116.1)	(77.9)

Financing Activities
Issuance of long-term debt, net	—	99.9
Repayments of short-term borrowings	—	(100.0)
Line of credit (repayments) borrowings, net	(33.0)	49.0
Dividends on common stock	(33.9)	(31.1)
Other financing activities, net	(0.6)	(0.7)
Cash (Used in) Provided by Financing Activities	(67.5)	17.1

Increase in Cash, Cash Equivalents, and Restricted Cash	12.1	4.9
Cash, Cash Equivalents, and Restricted Cash, beginning of period	18.8	17.1
Cash, Cash Equivalents, and Restricted Cash, end of period	$30.9	$22.0

Operating Activities

As of March 31, 2022, cash, cash equivalents, and restricted cash were $30.9 million as compared with $18.8 million as of December 31, 2021 and $22.0 million as of March 31, 2021. Cash provided by operating activities totaled $195.7 million for the three months ended March 31, 2022 as compared with $65.7 million during the three months ended March 31, 2021. This increase in operating cash flows is primarily due to a $95.5 million ($20.2 million from electric operations and $75.3 million from natural gas operations) net increase in collection of energy supply costs from customers incurred in the prior period, which includes costs incurred during a February 2021 prolonged cold weather event and the undercollected position of Montana's

PCCAM for the July 2020 - June 2021 period. In addition, we issued a refund of approximately $20.5 million to our FERC regulated wholesale customers in the prior period.

As of March 31, 2022, we have under collected our supply costs recovered through tracking mechanisms by approximately $76.0 million. We have various regulatory mechanisms that support our recovery of the energy supply costs. We expect to recover a significant portion of these costs during 2022, improving our cash flows from operations. However, continued higher overall market prices, which could be further exacerbated by extreme weather events, could create additional costs with deferred recovery that would offset these anticipated cash flow improvements.

Investing Activities

Cash used in investing activities totaled $116.1 million during the three months ended March 31, 2022, as compared with $77.9 million during the three months ended March 31, 2021. Plant additions during the first three months of 2022 include maintenance additions of approximately $53.2 million and capacity related capital expenditures of $62.3 million. Plant additions during the first three months of 2021 included maintenance additions of approximately $53.8 million and capacity related capital expenditures of approximately $24.1 million.

Financing Activities

Cash used in financing activities totaled $67.5 million during the three months ended March 31, 2022 as compared with cash provided by financing activities of $17.1 million during the three months ended March 31, 2021. During the three months ended March 31, 2022, cash used in financing activities reflects payment of dividends of $33.9 million and net repayments under our revolving lines of credit of $33.0 million. During the three months ended March 31, 2022, cash provided by financing activities reflects net proceeds from the issuance of debt of $99.9 million and net issuances under our revolving lines of credit of $49.0 million, offset in part by repayments of our short-term borrowings of $100.0 million and payment of dividends of $31.1 million.

Cash Requirements and Capital Resources

We believe our cash flows from operations, existing borrowing capacity, debt and equity issuances and future rate increases should be sufficient to satisfy our material cash requirements over the short-term and the long-term. As a rate-regulated utility our customer rates are generally structured to recover expected operating costs, with an opportunity to earn a return on our invested capital. This structure supports timely recovery for many of our operating expenses, although there are situations where the timing of our cash outlays results in increased working capital requirements. Due to the seasonality of our utility business, our short-term working capital requirements typically peak during the coldest winter months and warmest summer months when we cover the lag between when purchasing energy supplies and when customers pay for these costs. Our credit facilities may also be utilized for funding cash requirements during seasonally active construction periods, with peak activity during warmer months. Our cash requirements also include a variety of contractual obligations as outlined below in the “Contractual Obligations and Other Commitments” section.

Our material cash requirements are also related to investment in our business through our capital expenditure program. Our estimated capital expenditures are discussed in our Annual Report on Form 10-K for the year ended December 31, 2021 within the Management’s Discussion and Analysis of Financial Condition and Results of Operations under the "Significant Infrastructure Investments and Initiatives" section. As of March 31, 2022, there have been no material changes in our estimated capital expenditures. The actual amount of capital expenditures is subject to certain factors including the impact that a material change in operations or available financing could impact our current liquidity and ability to fund capital resource requirements. Events such as these could cause us to defer a portion of our planned capital expenditures, as necessary. To fund our strategic growth opportunities we evaluate the additional capital need in balance with, debt capacity and equity issuances that would be intended to allow us to maintain investment grade ratings.

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

Our $425 million Credit Facility was entered into in September 2020 and has a maturity date of September 2, 2023. Our $25 million credit facility was entered into in March 2018 and has a current maturity date of March 27, 2024.

As of March 31, 2022 and 2021 the outstanding balances on our credit facilities was $340.0 million and $271.0 million, respectively. As of April 22, 2022, our availability under our revolving credit facilities was approximately $159.0 million, and there were no letters of credit outstanding.

Long-term Debt and Equity

We generally issue long-term debt to refinance other long-term debt maturities and borrowings under our revolving credit facilities, as well as to fund long-term capital investments and strategic opportunities. During 2022, we have not issued new long-term debt and do not have any scheduled long-term debt maturities.

We may issue equity securities to fund long-term investment in our business. We evaluate our equity issuance needs to support our plan to maintain a 50 - 55 percent debt to total capital ratio excluding finance leases.

As further discussed in Note 5 - Financing Activities to the Financial Statements included herein, in November 2021 we entered into forward equity agreements in connection with a completed $373.8 million public offering of approximately 7.0 million shares of our common stock. Of the total 7.0 million shares of the common stock offered, we initially sold 1.4 million shares, for $75.0 million in gross proceeds, directly to the underwriters in the offering, with cash proceeds received at closing.

At March 31, 2022, the forward agreements could have been settled with physical delivery of 5,584,113 common shares to the banking counterparty in exchange for cash of $282.1 million. The forward instruments could have also been settled at March 31, 2022, with delivery of $41.2 million of cash or 705,342 shares of common stock to the counterparty, if we unilaterally elected to net cash or net share settlement, respectively. We may settle the agreements at any time up to the maturity date of February 28, 2023.

Credit Ratings

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are favorable to us and our customers, may impact our trade credit availability, and could result in the need to issue additional equity securities. Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s), and S&P Global Ratings (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. As of April 22, 2022, our current ratings with these agencies are as follows:

	Senior Secured Rating	Senior Unsecured Rating	Commercial Paper	Outlook
Fitch(1)	A-	BBB+	F3	Stable
Moody’s	A3	Baa2	Prime-2	Negative
S&P	A-	BBB	A-2	Stable
_________________________
(1)    On March 24, 2022, Fitch downgraded our senior unsecured and secured ratings to 'BBB+' from 'A-' and to 'A-' from 'A', respectively, and our Short-Term IDR and CP rating to 'F3' from 'F2'.

A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the credit rating agency and each rating should be evaluated independently of any other rating.

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of March 31, 2022.

	Total	2022	2023	2024	2025	2026	Thereafter
	(in thousands)
Long-term debt(1)	$2,519,660	$—	$484,660	$100,000	$300,000	$105,000	$1,530,000
Finance leases	14,080	2,183	3,098	3,338	3,596	1,865	—
Estimated pension and other postretirement obligations(2)	58,411	12,381	11,658	11,658	11,357	11,357	N/A
Qualifying facilities liability(3)	446,783	60,266	82,452	75,113	60,360	55,393	113,199
Supply and capacity contracts(4)	2,643,828	274,392	280,197	222,326	219,610	172,493	1,474,810
Contractual interest payments on debt(5)	1,458,671	67,215	87,004	79,760	70,791	64,701	1,089,200
Commitments for significant capital projects(6)	291,827	194,111	79,474	18,242	—	—	—
Total Commitments(7)	$7,433,260	$610,548	$1,028,543	$510,437	$665,714	$410,809	$4,207,209
_________________________
(1)Represents cash payments for long-term debt and excludes $10.8 million of debt discounts and debt issuance costs, net.
(2)We estimate cash obligations related to our pension and other postretirement benefit programs for five years, as it is not practicable to estimate thereafter. Pension and postretirement benefit estimates reflect our expected cash contributions, which may be in excess of minimum funding requirements.
(3)Certain QFs require us to purchase minimum amounts of energy at prices ranging from $48 to $136 per MWH through 2029. Our estimated gross contractual obligation related to these QFs is approximately $446.8 million. A portion of the costs incurred to purchase this energy is recoverable through rates authorized by the MPSC, totaling approximately $373.3 million.
(4)We have entered into various purchase commitments, largely purchased power, electric transmission, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 26 years and exclude contract payments associated with the Beartooth Battery agreement, which is subject to approval by the MPSC. The energy supply costs incurred under these contracts are generally recoverable through rate mechanisms approved by the MPSC.
(5)Contractual interest payments include our revolving credit facilities, which have a variable interest rate. We have assumed an average interest rate of 1.82 percent on the outstanding balance through maturity of the facilities.
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

Other Obligations - As a co-owner of Colstrip, we provided surety bonds of approximately $17.3 million and $19.9 million as of March 31, 2022 and December 31, 2021, respectively, to ensure the operation and maintenance of remedial and closure actions are carried out related to the Administrative Order on Consent Regarding Impacts Related to Wastewater Facilities Comprising the Closed-Loop System at Colstrip Steam Electric Stations, Colstrip Montana (the AOC) as required by the MDEQ. As costs are incurred under the AOC, the surety bonds will be reduced.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of financial condition and results of operations is based on our Financial Statements, which have been prepared in accordance with GAAP. The preparation of these Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that are believed to be proper and reasonable under the circumstances.

We continually evaluate the appropriateness of our estimates and assumptions. Actual results could differ from those estimates. We consider an estimate to be critical if it is material to the Financial Statements and it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate are reasonably likely to occur from period to period. This includes the accounting for the following: regulatory assets and liabilities, pension and postretirement benefit plans, income taxes and qualifying facilities liability. These policies were disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021. As of March 31, 2022, there have been no material changes in these policies.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, including, but not limited to, interest rates, energy commodity price volatility, and counterparty credit exposure. We have established comprehensive risk management policies and procedures to manage these market risks. There have been no material changes in our market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

In addition to rate reviews, our cost tracking mechanisms are a significant component of how we recover our costs. Trackers can also be highly contested dockets and, as with a rate review, there is no guarantee that the applicable regulatory commission will approve our request to recover costs. We have recently received, and may in the future receive, unfavorable rulings from the MPSC. For example, on December 2, 2021, the MPSC issued a final order rejecting our request to reset the PCCAM Base revenue amount outside of a formal rate review, which means that we will likely continue to under-collect our power costs until we are allowed to update the PCCAM Base in a general rate review. There can be no assurance that the MPSC will allow recovery of costs in the future, which could have a material adverse effect on our financial results.

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

Before we added Colstrip Unit 4, Dave Gates Generating Station, hydroelectric and Spion Kop electric generation resources to our electric generation supply portfolio, we received a determination from the MPSC that these acquisitions were in the public interest and approval for cost recovery, subject to a prudence review. This advance approval process is established in Montana's "preapproval" statute. On May 28, 2021, a non-profit environmental advocacy organization, together with three individuals, filed suit in Montana District Court (Missoula) seeking a declaratory judgement that the Montana preapproval statute is unconstitutional. The case is fully briefed, the court held oral argument on March 23, 2022 and requested proposed Orders within 30 days. We expect a decision from the court by the end of the second quarter of 2022. If the preapproval statute is found unconstitutional, there will be no explicit statutory mechanism that facilitates advanced approval of generating resource selection.

We are subject to changing federal and state laws and regulations. Congress and state legislatures may enact legislation that adversely affects our operations and financial results.

We are subject to regulations under a wide variety of U.S. federal and state regulations and policies. Regulation affects almost every aspect of our business. Changes to federal and state laws and regulations are continuous and ongoing and the federal administration, the U.S. Congress, state legislatures and state administrations may enact and implement new laws and regulations that could adversely and materially affect us. There can be no assurance that laws, regulations and policies will not be changed in ways that result in significant impacts to our business. For example, legislation and regulations may be enacted that require or facilitate alternative generation or storage which, in turn, could result in customers using less of our energy or facilities which could reduce our revenues and our growth opportunities. We cannot predict future changes in laws and regulations, how they will be implemented and interpreted, or the ultimate effect that this changing environment will have on us. Any changes may have a material adverse effect on our financial condition, results of operations, and cash flows.

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

The threat of early closure lead the Montana Legislature to enact, and the Montana Governor to sign into law, Senate Bill 265 (SB 265) and Senate Bill 266 (SB 266). SB 265 requires arbitrations involving a Montana electric utility to be heard in Montana before a panel of three arbitrators, which, if enforced, would alter the O&O Agreement’s arbitration provision. SB 266 allows the Montana Attorney General (“Montana AG”) to bring legal action against an owner of a jointly-owned facility who fails or refuses to fund its share of operating costs or who acts to bring about permanent closure of a generating unit of a facility without seeking and obtaining the consent of all co-owners.

The Arbitration has given rise to three lawsuits, challenging the constitutionality of SB 265 and SB 266. On October 13, 2021 (as clarified on December 17, 2021), the United States District Court for the District of Montana granted a preliminary injunction enjoining the Montana AG from enforcing SB 266. The four Pacific Northwest owners have moved for summary judgment on their claims SB 265 and SB 266 are unconstitutional. We also moved the court to compel the parties to arbitration. Those motions along with a request by the Montana AG to stay the judicial proceedings are scheduled to be heard by the Magistrate Judge on April 26, 2022. The pendency of the lawsuits has delayed commencement of the arbitration proceedings and thus delayed resolution of the issues we raised when we commenced arbitration.

Third party closure of Billings area generation (Corette) and Colstrip units 1 and 2 reducing supply, together with increased customer load and the lack of dispatchable replacement generation in eastern Montana, has accelerated concerns about potential difficulties in physically serving parts of Montana including the Billings area. We are executing on multi-year plans for upgrades to the Billings area substations and other delivery infrastructure, but the addition of dispatchable generation in the area is also critical to reliable service in eastern Montana.

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

Inherent in our electric transmission and distribution and natural gas transmission and distribution operations are a variety of hazards and operating risks, such as breakdown or failure of equipment or processes, interruptions in fuel supply, supply chain interruptions, labor disputes, operator error, and catastrophic events such as fires, electric contacts, leaks, explosions, floods and intentional acts of destruction. For our natural gas lines located near populated areas, including residential areas, commercial business centers, industrial sites and other public gathering areas, the level of potential damages resulting from these risks could be significant. These risks could cause a loss of human life, facility shutdown or significant damage to property, loss of customer load, environmental pollution, impairment of our operations, and substantial financial losses to us and others.

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

Security threats continue to evolve and transform. The risk of cyber-based attacks is heightened due to recent geopolitical events as well as employees working and accessing our technology infrastructure remotely as a result of the COVID-19 pandemic or part of a hybrid workforce. We and our third-party vendors have been subject to, and will likely continue to be subject to, attempts to gain unauthorized access to systems, to confidential data, or to disrupt operations. With the continuing rise in ransomware and other cyber-based threats we have been analyzing our technology platforms and monitoring for signs of potential intrusions. We have also been reaching out to our vendors, suppliers and contractors requesting that they take appropriate measures. None of these attempts has individually or in the aggregate resulted in a security incident with a material impact on our financial condition or results of operations. However, despite implementation of security and control measures, there can be no assurance that we will be able to prevent the unauthorized access of our systems and data, or the disruption of our operations, either of which could have a material impact.

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

Commodity pricing is an inherent risk component of our business operations and our financial results. Even though rate regulation is premised on full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that our costs are recoverable as discussed above. The prevailing market prices for electricity may fluctuate substantially over relatively short periods of time, potentially adversely impacting our results of operations, financial condition and cash flows due to our need for market purchases and the sharing component of the Montana PCCAM. During 2021 and the first quarter of 2022, market prices for electricity and natural gas in peak periods were increasingly volatile, resulting in a significant under collection of these costs impacting our results of operations and cash flows.

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

The financial impact of the COVID-19 pandemic eased during 2021 and through the first quarter of 2022, but our financial results in 2020 were impacted by lower sales volumes, an increase in reserves for uncollectible accounts and an increase in interest expense, partly offset by lowering operating, general and administrative expense. The long-term impact of the COVID-19 pandemic is highly uncertain and subject to change, and also depends on factors beyond our knowledge or control, including the ultimate duration and severity of this outbreak, third-party actions taken to contain its spread and mitigate its public health effects, and possible federal or state legislative actions related to utility operations, including disconnect moratoriums, or additional economic stimulus packages.

While the COVID-19 pandemic has not caused material disruptions to our operations, we could experience such disruptions in the future as a result of the pandemic (or a similar widespread public health concern) due to, among other things, quarantines, increased cyber risk due to employees working from home, worker absenteeism as a result of illness or other factors, social distancing measures and other travel, health-related, business or other restrictions. If a significant percentage of our workforce is unable to work, including because of illness, travel restrictions, or government mandates in connection with pandemics or disease outbreaks, our operations may be negatively affected.

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

National, state and local governments have responded to the COVID-19 pandemic in a variety of ways, including, without limitation, by declaring states of emergency, restricting people from gathering in groups or interacting within a certain physical distance (i.e., social distancing), and in certain cases, ordering businesses to close or limit operations or people to stay at home. While there has been a general easing of restrictions through 2021 and into 2022, there can be no guarantee that this trend will continue. Although we provide critical infrastructure services and are permitted to continue to operate in each of our jurisdictions, there may be restrictions imposed on how we operate, such as disconnect moratoriums.

In addition, the Biden Administration has sought to require broad categories of employees to be fully vaccinated against COVID-19 through Executive Order 14042. The OSHA ETS is no longer at issue because on January 25, 2022, the Biden Administration withdrew the OSHA ETS.

Executive Order 14042 provides, generally, that federal agencies ensure that covered contracts and contract-like instruments include a clause that the federal contractor and any subcontractor be fully vaccinated against COVID-19 and comply with other COVID-related requirements such as social distancing and masking. The Executive Order did not apply to all government contracts, and we determined that the Executive Order did not apply to our contracts. Since then, multiple courts have enjoined the Executive Order’s implementation, although the court decisions are not uniform in their application or the states to which the injunction applies. We have determined that Executive Order 14042 does not apply to our existing contracts, so we are not required to implement it currently. However, our obligation to comply with Executive Order 14042 could change in the future depending on the ultimate resolution of court challenges to that Order and any new contracts.

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

Acquisitions include a number of risks, including but not limited to, regulatory approval, regulatory conditions, additional costs, the assumption of material liabilities, the diversion of our attention from daily operations to the integration of the acquisition, difficulties in assimilation and retention of employees, and securing adequate capital to support the transaction. The regulatory process in which rates are determined may not result in rates that produce full recovery of our investments, or a reasonable rate of return. Uncertainties also exist in assessing the value, risks, profitability, and liabilities associated with certain businesses or assets and there is a possibility that anticipated operating and financial synergies expected to result from an acquisition do not develop. The failure to successfully integrate future acquisitions that we may choose to undertake could have an adverse effect on our financial condition and results of operations.

We must meet certain credit quality standards. If we are unable to maintain investment grade credit ratings, our liquidity, access to capital and operations could be materially adversely affected.

A downgrade of our credit ratings to less than investment grade could adversely affect our liquidity. We continue to maintain our investment grade credit ratings although Moody’s Investors Service placed us on negative outlook in our 2021 review process and, during a 2022 review process, Fitch Ratings downgraded our rating with a stable outlook. Certain of our credit agreements and other credit arrangements with counterparties require us to provide collateral in the form of letters of credit or cash to support our obligations if we fall below investment grade. Also, a downgrade below investment grade could hinder our ability to raise capital on favorable terms and would increase our borrowing costs. Higher interest rates on borrowings with variable interest rates could also have an adverse effect on our results of operations.

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

ITEM 6.                      EXHIBITS -

(a) Exhibits

Exhibit 10.2—Form of 2021 Program Award Agreement (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation’s Current Report on Form 8-K, dated February 10, 2022, Commission File No. 1-10499).

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

NorthWestern Corporation
Date:	April 29, 2022	By:	/s/ CRYSTAL D. LAIL
Crystal D. Lail
Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer