Form 10-Q
period 2022-06-30
NORTHWESTERN CORP
filed 2022-07-28
CIK 73088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Common Stock, Par Value $0.01, 56,150,050 shares outstanding at July 22, 2022

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
•the impact of extraordinary external events and natural disasters, such as the COVID-19 pandemic, geopolitical events, earthquake, flood, drought, lightning, weather, wind, and fire, could have a material effect on our liquidity, results of operations and financial condition;
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

PART 1. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Electric	$243,418	$241,440	$515,145	$511,511
Gas	79,586	56,777	202,341	187,509
Total Revenues	323,004	298,217	717,486	699,020
Operating expenses
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	95,001	67,965	230,074	212,478
Operating and maintenance	53,337	51,518	106,131	103,315
Administrative and general	27,220	25,595	58,864	54,650
Property and other taxes	46,893	47,287	93,743	94,765
Depreciation and depletion	48,212	46,809	97,117	93,784
Total Operating Expenses	270,663	239,174	585,929	558,992
Operating income	52,341	59,043	131,557	140,028
Interest expense, net	(24,033)	(23,473)	(47,749)	(46,983)
Other income, net	2,913	3,032	7,634	8,606
Income before income taxes	31,221	38,602	91,442	101,651
Income tax expense	(1,435)	(1,365)	(2,546)	(1,343)
Net Income	$29,786	$37,237	$88,896	$100,308

Average Common Shares Outstanding	54,272	50,989	54,185	50,811
Basic Earnings per Average Common Share	$0.55	$0.72	$1.64	$1.97
Diluted Earnings per Average Common Share	$0.54	$0.72	$1.62	$1.96
Dividends Declared per Common Share	$0.63	$0.62	$1.26	$1.24

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Income	$29,786	$37,237	$88,896	$100,308
Other comprehensive income, net of tax:
Foreign currency translation adjustment	1	21	(1)	(55)
Postretirement medical liability adjustment	(158)	(159)	(316)	(317)
Reclassification of net losses on derivative instruments	113	113	226	226
Total Other Comprehensive Loss	(44)	(25)	(91)	(146)
Comprehensive Income	$29,742	$37,212	$88,805	$100,162

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	June 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$8,117	$2,820
Restricted cash	17,963	15,942
Accounts receivable, net	146,041	198,671
Inventories	99,020	80,614
Regulatory assets	106,506	115,541
Prepaid expenses and other	25,682	24,207
Total current assets	403,329	437,795
Property, plant, and equipment, net	5,411,690	5,247,232
Goodwill	357,586	357,586
Regulatory assets	697,236	690,686
Other noncurrent assets	50,456	47,144
Total Assets	$6,920,297	$6,780,443
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of finance leases	$2,982	$2,875
Accounts payable	121,197	115,237
Accrued expenses and other	243,235	233,351
Regulatory liabilities	18,275	28,179
Total current liabilities	385,689	379,642
Long-term finance leases	10,406	11,897
Long-term debt	2,519,996	2,541,478
Deferred income taxes	518,563	499,634
Noncurrent regulatory liabilities	648,941	638,760
Other noncurrent liabilities	372,182	369,319
Total Liabilities	4,455,777	4,440,730
Commitments and Contingencies (Note 10)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 59,696,531 and 56,148,974 shares, respectively; Preferred stock, par value 0.01; authorized 50,000,000 shares; none issued	597	576
Treasury stock at cost	(98,765)	(98,248)
Paid-in capital	1,820,531	1,716,227
Retained earnings	749,558	728,468
Accumulated other comprehensive loss	(7,401)	(7,310)
Total Shareholders' Equity	2,464,520	2,339,713
Total Liabilities and Shareholders' Equity	$6,920,297	$6,780,443

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES:
Net income	$88,896	$100,308
Items not affecting cash:
Depreciation and depletion	97,117	93,784
Amortization of debt issuance costs, discount and deferred hedge gain	2,546	2,637
Stock-based compensation costs	4,002	4,538
Equity portion of allowance for funds used during construction	(6,653)	(4,562)
Gain on disposition of assets	(1)	(55)
Deferred income taxes	(3,394)	(641)
Changes in current assets and liabilities:
Accounts receivable	52,629	24,732
Inventories	(18,405)	(8,936)
Other current assets	(1,474)	(1,994)
Accounts payable	10,877	(15,042)
Accrued expenses and other	10,072	22,828
Regulatory assets	9,035	(50,353)
Regulatory liabilities	(9,904)	(30,235)
Other noncurrent assets	7,517	(3,800)
Other noncurrent liabilities	(9,967)	(28,689)
Cash Provided by Operating Activities	232,893	104,520
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(234,438)	(182,194)
Investment in equity securities	(914)	(646)
Cash Used in Investing Activities	(235,352)	(182,840)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	99,903	56,311
Dividends on common stock	(67,806)	(62,821)
Issuance of long-term debt, net	—	99,915
Line of credit (repayments) borrowings, net	(21,000)	88,000
Repayments of short-term borrowings	—	(100,000)
Other financing activities, net	(1,320)	(583)
Cash Provided by Financing Activities	9,777	80,822
Increase in Cash, Cash Equivalents, and Restricted Cash	7,318	2,502
Cash, Cash Equivalents, and Restricted Cash, beginning of period	18,762	17,096
Cash, Cash Equivalents, and Restricted Cash, end of period	$26,080	$19,598
Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$1,634	$1,960
Interest	44,537	43,474
Significant non-cash transactions:
Capital expenditures included in accounts payable	24,116	25,955

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,
	Number of Common Shares	Number of Treasury Shares	Common Stock	Treasury Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at March 31, 2021	54,238	3,563	$542	$(98,730)	$1,517,355	$702,058	$(7,390)	$2,113,835

Net income	—	—	—	—	—	37,237	—	37,237
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	21	21
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	113	113
Postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	(159)	(159)
Stock-based compensation	—	—	—	—	1,299	—	—	1,299
Issuance of shares	880	(5)	9	152	56,505	—	—	56,666
Dividends on common stock ($0.620 per share)	—	—	—	—		(31,697)	—	(31,697)
Balance at June 30, 2021	55,118	3,558	$551	$(98,578)	$1,575,159	$707,598	$(7,415)	$2,177,315

Balance at March 31, 2022	57,693	3,556	$577	$(98,986)	$1,719,070	$753,677	$(7,357)	$2,366,981

Net income	—	—	—	—	—	29,786	—	29,786
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	1	1
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	113	113
Postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	(158)	(158)
Stock-based compensation	—	—	—	—	1,230	—	—	1,230
Issuance of shares	2,004	(8)	20	221	100,231	—	—	100,472
Dividends on common stock ($0.630 per share)	—	—	—	—	—	(33,905)	—	(33,905)
Balance at June 30, 2022	59,697	3,548	$597	$(98,765)	$1,820,531	$749,558	$(7,401)	$2,464,520

	Six Months Ended June 30,
	Number of Common Shares	Number of Treasury Shares	Common Stock	Treasury Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 31, 2020	54,145	3,558	$541	$(98,075)	$1,513,787	$670,111	$(7,269)	$2,079,095

Net income	—	—	—	—	—	100,308	—	100,308
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(55)	(55)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	226	226
Postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	(317)	(317)
Stock-based compensation	93	17	1	(970)	4,510	—	—	3,541
Issuance of shares	880	(17)	9	467	56,862	—	—	57,338
Dividends on common stock ($1.240 per share)	—	—	—	—	—	(62,821)	—	(62,821)
Balance at June 30, 2021	55,118	3,558	$551	$(98,578)	$1,575,159	$707,598	$(7,415)	$2,177,315

Balance at December 31, 2021	57,606	3,546	$576	$(98,248)	$1,716,227	$728,468	$(7,310)	$2,339,713

Net income	—	—	—	—	—	88,896	—	88,896
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(1)	(1)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	226	226
Postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	(316)	(316)
Stock-based compensation	87	16	1	(911)	3,976	—	—	3,066
Issuance of shares	2,004	(14)	20	394	100,328	—	—	100,742
Dividends on common stock ($1.260 per share)	—	—	—	—	—	(67,806)	—	(67,806)
Balance at June 30, 2022	59,697	3,548	$597	$(98,765)	$1,820,531	$749,558	$(7,401)	$2,464,520

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires us to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The unaudited Condensed Consolidated Financial Statements (Financial Statements) reflect all adjustments (which unless otherwise noted are normal and recurring in nature) that are, in our opinion, necessary to fairly present our financial position, results of operations and cash flows. The actual results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Events occurring subsequent to June 30, 2022 have been evaluated as to their potential impact to the Financial Statements through the date of issuance.

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

Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	June 30,	December 31,	June 30,	December 31,
	2022	2021	2021	2020
Cash and cash equivalents	$8,117	$2,820	$5,942	$5,811
Restricted cash	17,963	15,942	13,656	11,285
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$26,080	$18,762	$19,598	$17,096

Goodwill

We completed our annual goodwill impairment test as of April 1, 2022 and no impairment was identified. We calculate the fair value of our reporting units by considering various factors, including valuation studies based primarily on a discounted cash flow analysis, with published industry valuations and market data as supporting information. Key assumptions in the determination of fair value include the use of an appropriate discount rate and estimated future cash flows. In estimating cash flows, we incorporate expected long-term growth rates in our service territory, regulatory stability, and commodity prices (where appropriate), as well as other factors that affect our revenue, expense and capital expenditure projections.

(2) Regulatory Matters

Montana Community Renewable Energy Projects (CREPs)

As further discussed in Note 3 - "Regulatory Matters" of our Annual Report on Form 10-K for the year ended December 31, 2021, we have been involved in litigation associated with our past progress towards meeting obligations to acquire renewable energy projects, as mandated by the recently repealed Montana CREP requirement. Although we had been granted waivers by the Montana Public Service Commission (MPSC) and the CREP requirement was subsequently repealed by the Montana legislature, on May 9, 2022, the Montana District Court imposed a $2.5 million penalty against us, payable to the Universal Low Income Assistance Fund in Montana, in connection with the petition filed by the Montana Environmental Information Center challenging the MPSC's decision granting our waiver requests from CREP compliance in 2015 and 2016. The expense associated with this penalty has been accrued for within our second quarter 2022 results. We intend to file an appeal with the Montana Supreme Court.

Federal Energy Regulatory Commission (FERC) Financial Audit

We are subject to FERC’s jurisdiction and regulations with respect to rates for electric transmission service in interstate commerce and electricity sold at wholesale rates, the issuance of certain securities, and incurrence of certain long-term debt, among other things. The Division of Audits and Accounting in the Office of Enforcement of FERC initiated a routine audit of NorthWestern Corporation for the period of January 1, 2018 to October 31, 2021 to evaluate our compliance with FERC accounting and financial reporting requirements. In May 2022, we received the final audit report from FERC and have determined that the resolution of the identified audit findings and recommendations will not have a material financial impact on our Financial Statements.

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

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in thousands):

	Three Months Ended June 30,
	2022		2021
Income before income taxes	$31,221		$38,602

Income tax calculated at federal statutory rate	6,554	21.0%	8,107	21.0%

Permanent or flow-through adjustments:
State income tax, net of federal provisions	431	1.4	222	0.6
Flow-through repairs deductions	(3,313)	(10.6)	(4,227)	(11.0)
Production tax credits	(2,558)	(8.2)	(2,262)	(5.9)
Amortization of excess deferred income tax	(162)	(0.5)	(143)	(0.4)
Plant and depreciation of flow-through items	398	1.3	(184)	(0.5)
Other, net	85	0.2	(148)	(0.4)
	(5,119)	(16.4)	(6,742)	(17.6)

Income tax expense	$1,435	4.6%	$1,365	3.4%

	Six Months Ended June 30,
	2022		2021
Income before income taxes	$91,442		$101,651

Income tax calculated at federal statutory rate	19,200	21.0%	21,347	21.0%

Permanent or flow through adjustments:
State income, net of federal provisions	831	0.9	277	0.3
Flow-through repairs deductions	(10,114)	(11.1)	(12,080)	(11.9)
Production tax credits	(6,382)	(7.0)	(6,569)	(6.5)
Amortization of excess deferred income tax	(573)	(0.6)	(408)	(0.4)
Share-based compensation	(253)	(0.3)	(261)	(0.3)
Plant and depreciation of flow through items	143	0.2	(524)	(0.5)
Other, net	(306)	(0.3)	(439)	(0.4)
	(16,654)	(18.2)	(20,004)	(19.7)

Income tax expense	$2,546	2.8%	$1,343	1.3%

Uncertain Tax Positions

We recognize tax positions that meet the more-likely-than-not threshold as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. We had unrecognized tax benefits of approximately $31.2 million as of June 30, 2022, including approximately $28.0 million that, if recognized, would impact our effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitation within the next twelve months.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2022, we have accrued $0.9 million for the payment of interest and penalties on the Condensed Consolidated Balance Sheets. As of December 31, 2021, we had accrued $0.5 million for the payment of interest and penalties on the Condensed Consolidated Balance Sheets.

Tax years 2018 and forward remain subject to examination by the Internal Revenue Service and state taxing authorities.

(4) Comprehensive (Loss) Income

The following tables display the components of Other Comprehensive (Loss) Income, after-tax, and the related tax effects (in thousands):

	Three Months Ended
	June 30, 2022			June 30, 2021
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation adjustment	$1	$—	$1	$21	$—	$21
Reclassification of net income on derivative instruments	153	(40)	113	153	(40)	113
Postretirement medical liability adjustment	(212)	54	(158)	(212)	53	(159)
Other comprehensive (loss) income	$(58)	$14	$(44)	$(38)	$13	$(25)

	Six Months Ended
	June 30, 2022			June 30, 2021
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation adjustment	$(1)	$—	$(1)	$(55)	$—	$(55)
Reclassification of net income on derivative instruments	306	(80)	226	306	(80)	226
Postretirement medical liability adjustment	(424)	108	(316)	(424)	107	(317)
Other comprehensive (loss) income	$(119)	$28	$(91)	$(173)	$27	$(146)

Balances by classification included within accumulated other comprehensive loss (AOCL) on the Condensed Consolidated Balance Sheets are as follows, net of tax (in thousands):

	June 30, 2022	December 31, 2021
Foreign currency translation	$1,442	$1,443
Derivative instruments designated as cash flow hedges	(10,051)	(10,277)
Postretirement medical plans	1,208	1,524
Accumulated other comprehensive loss	$(7,401)	$(7,310)

The following tables display the changes in AOCL by component, net of tax (in thousands):

		Three Months Ended
		June 30, 2022
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(10,164)	$1,366	$1,441	$(7,357)
Other comprehensive income before reclassifications		—	—	1	1
Amounts reclassified from AOCL	Interest Expense	113	—	—	113
Amounts reclassified from AOCL		—	(158)	—	(158)
Net current-period other comprehensive income (loss)		113	(158)	1	(44)
Ending balance		$(10,051)	$1,208	$1,442	$(7,401)

		Three Months Ended
		June 30, 2021
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(10,616)	$1,802	$1,424	$(7,390)
Other comprehensive income before reclassifications		—	—	21	21
Amounts reclassified from AOCL	Interest Expense	113	—	—	113
Amounts reclassified from AOCL		—	(159)	—	(159)
Net current-period other comprehensive income (loss)		113	(159)	21	(25)
Ending balance		$(10,503)	$1,643	$1,445	$(7,415)

		Six Months Ended
		June 30, 2022
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(10,277)	$1,524	$1,443	$(7,310)
Other comprehensive loss before reclassifications		—	—	(1)	(1)
Amounts reclassified from AOCL	Interest Expense	226	—	—	226
Amounts reclassified from AOCL		—	(316)	—	(316)
Net current-period other comprehensive income (loss)		226	(316)	(1)	(91)
Ending balance		$(10,051)	$1,208	$1,442	$(7,401)

		Six Months Ended
		June 30, 2021
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(10,729)	$1,960	$1,500	$(7,269)
Other comprehensive loss before reclassifications		—	—	(55)	(55)
Amounts reclassified from AOCL	Interest Expense	226	—	—	226
Amounts reclassified from AOCL		—	(317)	—	(317)
Net current-period other comprehensive income (loss)		226	(317)	(55)	(146)
Ending balance		$(10,503)	$1,643	$1,445	$(7,415)

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

On June 24, 2022, we partially settled the forward sale agreement by physically delivering 2,004,483 shares of common stock in exchange for cash proceeds of $99.9 million, net of issuance costs. The proceeds were used to pay down borrowings under our revolving credit facility and other general corporate purposes.

At June 30, 2022, the forward agreements could have been settled with physical delivery of 3,579,630 common shares to the banking counterparty in exchange for cash of $178.6 million. The forward agreements could have also been settled at June 30, 2022, with delivery of $32.7 million of cash or 549,648 shares of common stock to the counterparty, if we elected net cash or net share settlement, respectively.

On May 18, 2022 we entered into an amendment and restatement of our existing $425.0 million revolving credit facility to, among other things, change the Eurodollar rate to the secured overnight financing rate as administered by the Federal Reserve Bank of New York (SOFR) and extend the maturity date of the facility from September 2, 2023 to May 18, 2027. The amended and restated credit facility (the Credit Facility) maintains the same capacity at $425.0 million and uncommitted features that allow us to request up to two one-year extensions to the maturity date and increase the size of the facility by up to an additional $75.0 million. The Credit Facility does not amortize and is unsecured. Borrowings may be made at interest rates equal to (a) SOFR, plus a credit spread adjustment of 10.0 basis points and plus a margin of 100.0 to 175.0 basis points, or (b) a base rate, plus a margin of 0.0 to 75.0 basis points.

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

Financial data for the business segments are as follows (in thousands):

Three Months Ended
June 30, 2022	Electric	Gas	Other	Eliminations	Total
Operating revenues	$243,418	$79,586	$—	$—	$323,004
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	57,696	37,305	—	—	95,001
Utility margin	185,722	42,281	—	—	228,003
Operating and maintenance	40,822	12,515	—	—	53,337
Administrative and general	20,115	7,171	(66)	—	27,220
Property and other taxes	36,426	10,465	2	—	46,893
Depreciation and depletion	40,185	8,027	—	—	48,212
Operating income	48,174	4,103	64	—	52,341
Interest expense, net	(18,837)	(3,323)	(1,873)	—	(24,033)
Other income, net	1,319	1,412	182	—	2,913
Income tax (expense) benefit	(790)	(1,000)	355	—	(1,435)
Net income (loss)	$29,866	$1,192	$(1,272)	$—	$29,786
Total assets	$5,593,989	$1,319,829	$6,479	$—	$6,920,297
Capital expenditures	$91,673	$27,263	$—	$—	$118,936

Three Months Ended
June 30, 2021	Electric	Gas	Other	Eliminations	Total
Operating revenues	$241,440	$56,777	$—	$—	$298,217
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	49,239	18,726	—	—	67,965
Utility margin	192,201	38,051	—	—	230,252
Operating and maintenance	39,488	12,030	—	—	51,518
Administrative and general	18,547	7,235	(187)	—	25,595
Property and other taxes	36,957	10,328	2	—	47,287
Depreciation and depletion	38,540	8,269	—	—	46,809
Operating income	58,669	189	185	—	59,043
Interest expense, net	(20,849)	(1,422)	(1,202)	—	(23,473)
Other income (expense), net	2,215	1,036	(219)	—	3,032
Income tax expense	(804)	(208)	(353)	—	(1,365)
Net income (loss)	$39,231	$(405)	$(1,589)	$—	$37,237
Total assets	$5,281,173	$1,279,923	$5,144	$—	$6,566,240
Capital expenditures	$82,460	$21,880	$—	$—	$104,340

Six Months Ended
June 30, 2022	Electric	Gas	Other	Eliminations	Total
Operating revenues	$515,145	$202,341	$—	$—	$717,486
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	135,319	94,755	—	—	230,074
Utility margin	379,826	107,586	—	—	487,412
Operating and maintenance	80,323	25,808	—	—	106,131
Administrative and general	42,852	15,823	189	—	58,864
Property and other taxes	72,851	20,888	4	—	93,743
Depreciation and depletion	80,609	16,508	—	—	97,117
Operating income (loss)	103,191	28,559	(193)	—	131,557
Interest expense, net	(37,806)	(6,713)	(3,230)	—	(47,749)
Other income	4,301	2,942	391	—	7,634
Income tax (expense) benefit	(1,784)	(2,382)	1,620	—	(2,546)
Net income (loss)	$67,902	$22,406	$(1,412)	$—	$88,896
Total assets	$5,593,989	$1,319,829	$6,479	$—	$6,920,297
Capital expenditures	$190,282	$44,156	$—	$—	$234,438

Six Months Ended
June 30, 2021	Electric	Gas	Other	Eliminations	Total
Operating revenues	$511,511	$187,509	$—	$—	$699,020
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	129,427	83,051	—	—	212,478
Utility margin	382,084	104,458	—	—	486,542
Operating and maintenance	77,694	25,621	—	—	103,315
Administrative and general	38,096	14,823	1,731	—	54,650
Property and other taxes	73,984	20,777	4	—	94,765
Depreciation and depletion	77,224	16,560	—	—	93,784
Operating income (loss)	115,086	26,677	(1,735)	—	140,028
Interest expense, net	(41,578)	(2,910)	(2,495)	—	(46,983)
Other income	5,044	2,019	1,543	—	8,606
Income tax (expense) benefit	(689)	(2,230)	1,576	—	(1,343)
Net income (loss)	$77,863	$23,556	$(1,111)	$—	$100,308
Total assets	$5,281,173	$1,279,923	$5,144	$—	$6,566,240
Capital expenditures	$151,400	$30,794	$—	$—	$182,194

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

Disaggregation of Revenue

The following tables disaggregate our revenue by major source and customer class (in millions):

	Three Months Ended
	June 30, 2022			June 30, 2021
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Montana	$70.7	$28.6	$99.3	$69.9	$25.5	$95.4
South Dakota	15.6	9.4	25.0	14.4	6.4	20.8
Nebraska	—	7.4	7.4	—	3.9	3.9
Residential	86.3	45.4	131.7	84.3	35.8	120.1
Montana	84.3	14.7	99.0	84.6	13.0	97.6
South Dakota	26.5	6.4	32.9	24.1	4.3	28.4
Nebraska	—	4.5	4.5	—	1.8	1.8
Commercial	110.8	25.6	136.4	108.7	19.1	127.8
Industrial	9.0	0.2	9.2	9.2	0.2	9.4
Lighting, governmental, irrigation, and interdepartmental	8.3	0.5	8.8	9.1	0.4	9.5
Total Customer Revenues	214.4	71.7	286.1	211.3	55.5	266.8
Other tariff and contract based revenues	21.6	9.2	30.8	25.4	9.1	34.5
Total Revenue from Contracts with Customers	236.0	80.9	316.9	236.7	64.6	301.3
Regulatory amortization and other	7.4	(1.3)	6.1	4.7	(7.8)	(3.1)
Total Revenues	$243.4	$79.6	$323.0	$241.4	$56.8	$298.2

	Six Months Ended
	June 30, 2022			June 30, 2021
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Montana	$167.7	$80.9	$248.6	$165.9	$72.5	$238.4
South Dakota	36.0	29.3	65.3	32.2	16.5	48.7
Nebraska	—	22.8	22.8	—	12.1	12.1
Residential	203.7	133.0	336.7	198.1	101.1	299.2
Montana	170.8	41.8	212.6	171.4	36.8	208.2
South Dakota	54.1	20.9	75.0	48.2	10.8	59.0
Nebraska	—	13.7	13.7	—	6.2	6.2
Commercial	224.9	76.4	301.3	219.6	53.8	273.4
Industrial	18.7	0.8	19.5	18.9	0.7	19.6
Lighting, governmental, irrigation, and interdepartmental	12.8	1.2	14.0	13.7	0.9	14.6
Total Customer Revenues	460.1	211.4	671.5	450.3	156.5	606.8
Other tariff and contract based revenues	41.7	19.2	60.9	42.3	18.8	61.1
Total Revenue from Contracts with Customers	501.8	230.6	732.4	492.6	175.3	667.9
Regulatory amortization and other	13.3	(28.2)	(14.9)	18.9	12.2	31.1
Total Revenues	$515.1	$202.4	$717.5	$511.5	$187.5	$699.0

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

	Three Months Ended
	June 30, 2022	June 30, 2021
Basic computation	54,271,862	50,989,182
Dilutive effect of:
Performance share awards(1)	34,900	132,138
Forward equity sale(2)	834,126	—
Diluted computation	55,140,888	51,121,320

	Six Months Ended
	June 30, 2022	June 30, 2021
Basic computation	54,184,798	50,811,303
Dilutive effect of:
Performance share awards(1)	23,072	131,507
Forward equity sale(2)	772,755	—
Diluted computation	54,980,625	50,942,810

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

As of June 30, 2022, there were 36,296 shares from performance and restricted share awards which were antidilutive and excluded from the earnings per share calculations, compared to 23,924 shares as of June 30, 2021.

(9) Employee Benefit Plans

We sponsor and/or contribute to pension and postretirement health care and life insurance benefit plans for eligible employees. Net periodic benefit cost (credit) for our pension and other postretirement plans consists of the following (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
Components of Net Periodic Benefit Cost (Credit)
Service cost	$2,228	$3,286	$84	$104
Interest cost	4,725	4,814	88	84
Expected return on plan assets	(6,034)	(6,841)	(261)	(229)
Amortization of prior service credit	—	—	(473)	(459)
Recognized actuarial loss (gain)	191	2,261	(10)	(4)
Net periodic benefit cost (credit)	$1,110	$3,520	$(572)	$(504)

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Components of Net Periodic Benefit Cost (Credit)
Service cost	$5,112	$6,549	$175	$203
Interest cost	9,393	9,410	179	159
Expected return on plan assets	(12,086)	(13,684)	(523)	(459)
Amortization of prior service credit	—	—	(946)	(918)
Recognized actuarial loss (gain)	191	3,489	(24)	(15)
Net periodic benefit cost (credit)	$2,610	$5,764	$(1,139)	$(1,030)

We have contributed $0.6 million to our pension plans during the six months ended June 30, 2022. We expect to contribute $10.6 million to our pension plans during the remainder of 2022.

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

Our environmental exposure includes a number of components, including remediation expenses related to the cleanup of current or former properties, and costs to comply with changing environmental regulations related to our operations. At present, our environmental reserve, which relates primarily to the remediation of former manufactured gas plant sites owned by us or for which we are responsible, is estimated to range between $23.9 million to $30.5 million. As of June 30, 2022, we had a reserve of approximately $25.9 million, which has not been discounted. Environmental costs are recorded when it is probable we are liable for the remediation and we can reasonably estimate the liability. We use a combination of site investigations and monitoring to formulate an estimate of environmental remediation costs for specific sites. Our monitoring procedures and development of actual remediation plans depend not only on site specific information but also on coordination with the different environmental regulatory agencies in our respective jurisdictions; therefore, while remediation exposure exists, it may be many years before costs are incurred.

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

While numerous bills have been introduced that address climate change from different perspectives, Congress has not passed any federal climate change legislation regarding GHG emissions from coal fired plants, and we cannot predict the timing or form of any potential legislation. However, Section 111(d) of the Clean Air Act (CAA) confers authority on EPA and the states to regulate emissions, including GHGs, from existing stationary sources. EPA has acted on this authority, including in 2015 when it sought to implement the Clean Power Plan that would establish rules to control GHG emissions from existing power plants. However, neither the Clean Power Plan nor any other subsequent attempts by the EPA to regulate emissions from coal-fired plants has become effective due to litigation by various states and stakeholders. One of the key issues in the litigation revolves around whether EPA can use its CAA authority to compel fossil fuel sources to curtail operations and invest in renewable and other low carbon energy sources, in other words, establish a carbon emission cap based on a power generation source shift. The litigation culminated in the United States Supreme Court's June 30, 2022 ruling in West Virginia, et al., v. Environmental Protection Agency, et al, in which the Court held that the EPA does not have the authority to force major changes in the U.S. electric generation mix, as that would expand EPA's regulatory authority. In addition, the U.S. Supreme Court concluded that EPA could not meet its burden under the "major questions doctrine" to point to clear congressional authorization for this authority. The U.S. Supreme Court's ruling, however, declined to decide whether the Section 111(d) phrase "system of emissions reduction" refers exclusively to individual source control at coal-fired plants or broader energy-generating industry-wide approaches. We are continuing to analyze the decision's impact on us.

Therefore, we cannot predict whether or how future GHG emission regulations or litigation will impact our plants, including any actions taken by the relevant state authorities. As GHG regulations are implemented, it could result in additional compliance costs impacting our future results of operations and financial position if such costs are not recovered through regulated rates. We will continue working with federal and state regulatory authorities, other utilities, and stakeholders to seek relief from any GHG regulations that, in our view, disproportionately impact customers in our region.

Future additional environmental requirements could cause us to incur material costs of compliance, increase our costs of procuring electricity, decrease transmission revenue and impact cost recovery. Technology to efficiently capture, remove and/or sequester such GHG emissions may not be available within a timeframe consistent with the implementation of any such requirements. Physical impacts of climate change also may present potential risks for severe weather, such as droughts, fires, floods, wind, ice storms and tornadoes, in the locations where we operate or have interests. These potential risks may impact costs for electric and natural gas supply and maintenance of generation, distribution, and transmission facilities.

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

In August 2017, we entered into a non-monetary, partial settlement with PNWS in which PNWS amended its original complaint to limit its claims for enforcement and/or damages to only four of the 21 power purchase agreements. As a result, the damages sought by the plaintiff were reduced to approximately $8.0 million for the alleged breach of the four power purchase agreements. We participated in an unsuccessful mediation on January 24, 2019 and subsequent settlement efforts also have been unsuccessful.

On August 31, 2021, the Court ruled that the four agreements were valid and enforceable contracts and that we breached the agreements on June 16, 2016 by refusing to go forward with the projects in spite of the MPSC's Orders. On December 15, 2021, after a three-day trial, the jury determined that PNWS had sustained $0.5 million in damages and the judge subsequently entered judgment against us in that amount.

We filed a post-trial motion on January 13, 2022 seeking to have the judgment set aside. On February 9, 2022, the judge denied our post-trial motion. We filed our Notice of Appeal to the Ninth Circuit Court of Appeals on March 1, 2022, and PNWS filed its Cross-Notice of Appeal on March 9, 2022. We expect that briefing will conclude in September 2022 and that the Court will then hear oral arguments before rendering a decision.

While the Court of Appeals had encouraged the parties to engage in a voluntary court-supervised mediation, the Court has subsequently determined that further discussions would be unproductive and released both parties from the mediation process.

Talen Montana Bankruptcy

On May 9, 2022 Talen Energy Supply, LLC (Talen Energy) along with 71 affiliated entities, filed bankruptcy in Houston, Texas, seeking reorganization under Chapter 11 (the Talen Bankruptcy). Talen Montana, LLC (Talen) was one of the affiliated entities that filed bankruptcy and is included as a part of the Talen Bankruptcy. Talen is one of the co-owners of Colstrip Units 1, 2 and 3, and the operator of Units 3 and 4. The Talen Bankruptcy filing, along with the automatic stay under §362 of the Bankruptcy Code, affects pending legal proceedings in which both NorthWestern and Talen are involved, including the State of Montana-Riverbed Rents Litigation, the Colstrip Arbitration and Litigation, and the Colstrip Coal Dust Litigation. As the Talen

Bankruptcy is in its early stages, we are unable to predict the ultimate effect, if any, on Colstrip Units 3 and 4, or other matters in which both NorthWestern and Talen Montana are presently engaged.

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

On April 29, 2022, the parties submitted amended findings of fact and conclusions of law, along with post-trial briefing. The parties, other than Talen, filed responses on May 13, 2022. Talen did not file a response, as it had filed bankruptcy on May 9, 2022. In its response, the State sought to sever Talen and proceed solely against NorthWestern and the United States. A decision on navigability was expected following these submissions. However, the Talen Bankruptcy and resulting automatic stay, has resulted in a hold on this case, including a hold on any decision regarding navigability and the State's severance request. The Federal District Court, by order issued June 23, 2022, confirmed it will not rule on the severance until the bankruptcy stay is lifted or ends. On July 16, 2022, Talen filed an adversary complaint in Talen's Bankruptcy, asking the Bankruptcy Court to extend the stay to NorthWestern.

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

Colstrip Arbitration and Litigation

As part of the settlement of litigation brought by the Sierra Club and the Montana Environmental Information Center against the owners and operator of Colstrip, the owners of Units 1 and 2 agreed to shut down those units no later than July 2022. In January 2020, the owners of Units 1 and 2 closed those two units. We do not have ownership in Units 1 and 2, and decisions regarding those units, including their shut down, were made by their respective owners. The six owners of Units 3 and 4 currently share the operating costs pursuant to the terms of an operating agreement among them, the Ownership and

Operation Agreement (O&O Agreement). Costs of common facilities were historically shared among the owners of all four units. With the closure of Units 1 and 2, we have incurred additional operating costs with respect to our interest in Unit 4 and expect to experience a negative impact on our transmission revenue due to reduced amounts of energy transmitted across our transmission lines. We expect to incorporate any reduction in revenue in our next general rate review, resulting in lower revenue credits to certain customers.

The remaining depreciable life of our investment in Colstrip Unit 4 is through 2042. Recovery of costs associated with the closure of the facility is subject to MPSC approval. Three of the joint owners of Units 3 and 4 are subject to regulation in Washington and in May 2019, the Washington state legislature enacted a statute mandating Washington electric utilities to “eliminate coal-fired resources from [their] allocation of electricity” on or before December 31, 2025, after which date they may no longer include their share of coal-fired resources in their regulated electric supply portfolio. As a result of the Washington legislation, four of the six joint owners of Units 3 and 4 (the Pacific Northwest Owners) requested the operator prepare a 2021 budget reflecting closure of Units 3 and 4 by 2025, and alternately a closure of Unit 3 by 2025 and a closure of Unit 4 by 2027. Differing viewpoints on closure dates delayed approval of the 2021 budget, until it was approved on March 22, 2021. Budgeting for 2022 was also delayed, with the Pacific Northwest Owners demanding substantial budget reductions, but was ultimately approved on January 21, 2022. Such budgeting pressures may result in future budgets that may not be sufficient to maintain the reliability of Units 3 and 4.

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

The threat of early closure led the Montana Legislature to enact, and the Montana Governor to sign into law, Senate Bill 265 (SB 265) and Senate Bill 266 (SB 266). SB 265 requires arbitrations involving a Montana electric utility to be heard in Montana before a panel of three arbitrators, which, if enforced, would alter the O&O Agreement’s arbitration provision. SB 266 allows the Montana Attorney General (Montana AG) to bring legal action against an owner of a jointly-owned facility who fails or refuses to fund its share of operating costs or who acts to bring about permanent closure of a generating unit of a facility without seeking and obtaining the consent of all co-owners. If an owner is found to have acted willfully in so acting, the Montana AG may seek a daily fine of $100,000 for each violation.

The Arbitration has given rise to three lawsuits challenging the constitutionality of SB 265 and SB 266. The Pacific Northwest Owners assert the Arbitration must be conducted under the O&O Agreement, with one arbitrator, in Spokane County, Washington, and pursuant to the Washington Arbitration Act. The fifth joint owner asserts the Arbitration must be conducted per the terms of SB 265, which requires the Arbitration be conducted, with three arbitrators, in Montana and pursuant to the Montana Uniform Arbitration Act. The Pacific Northwest Owners have added the Montana AG as a defendant and claim SB 266 is unenforceable as contrary to the U.S. and Montana constitutions. On October 13, 2021 (as clarified on December 17, 2021), the United States District Court for the District of Montana granted a preliminary injunction enjoining the Montana AG from enforcing SB 266. The Pacific Northwest Owners have moved for summary judgment on their claims SB 265 and SB 266 are unconstitutional. We have also moved the court to compel the parties to arbitration. Those motions along with a request by the Montana AG to stay the judicial proceedings were heard by the Magistrate Judge on April 26, 2022. However, the Talen Bankruptcy and resulting automatic stay has resulted in a hold on this case, including a hold on any decision regarding NorthWestern’s motion to compel arbitration. The Pacific Northwest Owners filed a motion to lift the automatic stay and NorthWestern has joined in that motion. Following oral argument, on July 12, 2022, the Bankruptcy Court announced its decision to continue the stay and ordered Talen to submit by August 11, 2022 a proposal addressing “whether the plants will operate or close and for how costs will be borne with respect to either of those alternatives” and set a hearing for August 15, 2022. If the Bankruptcy Court finds the proposed alternative reasonable, the stay is expected to continue, and if not, the stay may be lifted. The pendency of the lawsuits has delayed, and the Talen Bankruptcy further delays, commencement of the arbitration proceedings and thus delays resolution of the issues we raised when we commenced arbitration.

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

Colstrip Coal Dust Litigation

On December 14, 2020, a claim was filed against Talen, the operator of the Colstrip Units 1, 2, 3 and 4 (Colstrip), in the Montana Sixteenth Judicial District Court, Rosebud County, Cause No. CV-20-58. The plaintiffs allege they have suffered adverse effects from coal dust generated during operations associated with Colstrip. On August 26, 2021, the claim was amended to add in excess of 100 plaintiffs. It also added NorthWestern, as well as the other owners of Colstrip, and Westmoreland Rosebud Mining LLC, as defendants. Plaintiffs are seeking economic damages, costs and disbursements, punitive damages, attorneys’ fees, and an injunction prohibiting defendants from allowing coal dust to blow onto plaintiffs’ properties. Talen’s bankruptcy and resulting automatic stay prevents the plaintiffs from pursuing their claims against Talen, but does not automatically prevent the plaintiffs from pursuing their claims against the other defendants. On July 16, 2022, Talen filed an adversary complaint in Talen's Bankruptcy asking the Bankruptcy Court to extend the stay to the other defendants, including NorthWestern. A decision on this is pending.

Since this lawsuit is in its early stages, we are unable to predict outcomes or estimate a range of reasonably possible losses.

BNSF Demands for Indemnity and Remediation Costs

NorthWestern has recently received a demand for indemnity from BNSF Railway Company (BNSF) for past and future environmental investigation and remediation costs incurred by BNSF at one of the three operable units at the Anaconda Copper Mining (ACM) Smelter and Refinery Superfund Site, located near Great Falls, Montana. Smelter and refining operations at the site commenced in 1893 and continued until 1980.

According to U.S. EPA, the smelter and refining operations have contaminated soil, groundwater and surface water resources around the site with lead, arsenic and other metal wastes. ARCO (Atlantic Richfield Company) initiated reclamation and maintenance activities in the 1980s and 1990s. Between 2002 and 2008, the EPA conducted several site investigations. In March 2011, the EPA placed the ACM Smelter and Refinery Site on the Superfund program’s National Priority List. The Superfund Site is 427 acres and contains three operable units: Operable Unit 1 (consisting of five subsections including the Railroad Corridor and four other “areas of interest”), Operable Unit 2 (the former smelter and refinery site), and Operable Unit 3 (the Missouri River that flows along the south sides of Operable Units 1 and 2).

NorthWestern owns property in the Railroad Corridor sub-section of Operable Unit 1. BNSF claims it is entitled to indemnity and contribution from NorthWestern for the costs it has and will incur to investigate and remediate contamination in Operable Unit 1. BNSF reports it has incurred in excess of $4.4 million, pending final resolution of response and oversight costs incurred by government agencies (EPA and Montana DEQ), in investigative and other response costs associated with Operable Unit 1, and that in the future it will incur additional costs to implement the final remedy for Operable Unit 1. In the Record of Decision (ROD) for Operable Unit 1 issued on August 21, 2021, the EPA estimated the costs to implement the selected remedies for the Railroad Corridor will be approximately $4.1 million. In the ROD, the EPA also estimated the costs to implement the selected remedy (including institutional controls) for the four “areas of interest” in Operable Unit 1 would be approximately $1.8 million, with annual operating costs of ten thousand dollars. We are evaluating BNSF’s claim and is unable at this time to predict outcomes or estimate a range of reasonably possible losses.

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

We are working to deliver safe, reliable and innovative energy solutions that create value for customers, communities, employees and investors. This includes bridging our history as a regulated utility safely providing low-cost and reliable service with our future as a globally-aware company offering a broader array of services performed by highly-adaptable and skilled employees. We seek to deliver value to our customers by providing high reliability and customer service, and an environmentally sustainable generation mix at an affordable price. The energy landscape is changing and we are committed to meeting the changing demands of our customers through continued investment to enhance reliability, security and safety, grid modernization, and integration of even more renewables and energy storage, while meeting our growing demand for capacity. We are focused on delivering long-term shareholder value through:

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

•Continually improving our operating efficiency. Financial discipline is essential to earning our authorized return on invested capital and maintaining a strong balance sheet, stable cash flows, and quality credit ratings to continue to attract cost-effective capital for future investment.

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

As you read this discussion and analysis, refer to our Condensed Consolidated Statements of Income, which present the results of our operations for the three and six months ended June 30, 2022 and 2021.

HOW WE PERFORMED AGAINST OUR SECOND QUARTER 2021 RESULTS

	Three Months Ended June 30, 2022 vs. 2021
	Income Before Income Taxes	Income Tax (Expense) Benefit	Net Income
		(in millions)
Second Quarter 2021	$38.6	$(1.4)	$37.2
Items increasing (decreasing) net income:
Higher electric and natural gas volumes	6.7	(1.7)	5.0
Electric QF liability adjustment	(4.1)	1.0	(3.1)
Lower transmission revenue due to the prior year recognition of $4.7 million of deferred interim revenues, offset in part by higher transmission demand due to market conditions and pricing	(3.9)	1.0	(2.9)
CREP penalty	(2.5)	—	(2.5)
Higher operating costs impacting net income	(1.4)	0.4	(1.0)
Higher depreciation and depletion	(1.4)	0.4	(1.0)
Higher non-recoverable Montana electric supply costs	(0.3)	0.1	(0.2)
Other	(0.5)	(1.2)	(1.7)
Second Quarter 2022	$31.2	$(1.4)	$29.8
Change in Net Income			$(7.4)

Consolidated net income for the three months ended June 30, 2022 was $29.8 million as compared with $37.2 million for the same period in 2021. This decrease was primarily due to a less favorable electric QF liability adjustment as compared to the prior period, higher operating and maintenance costs, higher administrative and general costs, recognition in the prior period of deferred transmission revenues, and higher depreciation and depletion, partly offset by higher electric and natural gas retail volumes due to favorable weather and customer growth.

SIGNIFICANT TRENDS AND REGULATION

Electric Resource Planning - Montana

Yellowstone County 175 MW plant - Construction at the site began in April 2022 with a current schedule that is expected to allow the plant to serve our Montana customers during the 2023-2024 winter season.

On October 21, 2021, the Montana Environmental Information Center and the Sierra Club filed a lawsuit in Montana State Court, against the Montana Department of Environmental Quality (MDEQ) and us, alleging that the environmental analysis conducted prior to issuance of the Yellowstone County project's air quality permit was unlawful. The Montana District Court judge held oral argument on June 20, 2022. We expect a decision during the third quarter of 2022. An adverse decision could delay the project if the Court were to vacate the air quality permit.
Beartooth Battery 50 MW project - On December 21, 2021, we filed an application with the MPSC for preapproval of the Beartooth Battery agreement as a new capacity resource. This agreement is contingent upon MPSC approval of our application. As discussed below under Risk Factors, the Montana District Court recently ruled that the Montana preapproval statute (that serves as the basis for our Beartooth Battery agreement application) is unconstitutional. The MPSC suspended the procedural deadlines in the Beartooth Battery docket and will be ruling on pending motions, including a motion to hold the docket in abeyance pending the outcome of our appeal of the Montana District Court decision and a separate motion to dismiss the docket.

Future Integrated Resource Planning - To comply with statutory resource planning requirements, we expect to submit an integrated resource plan to the MPSC by the end of 2022, followed by an all-source competitive solicitation request for capacity available in 2026. Due to the significant impact of our ownership in Colstrip Unit 4 to the capacity available in our portfolio, the outcome in the arbitration amongst the co-owners (See Note 10 - Commitments and Contingencies) may affect this plan.

Electric Resource Supply - South Dakota

Our new Bob Glanzer Generating Station was operational as of May 27, 2022. The 58 MW natural gas plant is located in Huron, South Dakota. Construction was completed under budget at a total cost of approximately $83.1 million.

Our electric supply resource plans for South Dakota continue to identify portfolio requirements including potential investments resulting from a completed competitive solicitation process. We expect to file an updated integrated resource plan in the second half of 2022.

Regulatory Update

Rate Review Filings – Rate reviews are necessary to recover the cost of providing safe, reliable service, while contributing to earnings growth and achieving our financial objectives. We regularly review the need for electric and natural gas rate relief in each state in which we provide service. We anticipate making a Montana electric and natural gas rate review filing (2021 test year) in August 2022.

Montana Power Costs and Credits Adjustment Mechanism (PCCAM) - The current Montana PCCAM base rate (PCCAM Base), approved in 2019, no longer reflects an accurate current forecast of our normal fuel and power costs. As of June 30, 2022, we have under collected our Montana electric supply costs for the current July 2021 through June 2022 PCCAM year by approximately $56.9 million. Under the PCCAM, under and over collections of non-qualifying facility related net costs are allocated 90% to Montana customers and 10% to shareholders. The deferred costs allocated to Montana customers are not reflected in customer bills and recovered until the subsequent power cost adjustment year, adversely affecting our cash flows and liquidity. We expect to address an adjustment to the PCCAM Base in our upcoming 2022 Montana electric rate review filing.

For the three and six months ended June 30, 2022, electric supply costs exceeded the PCCAM Base revenues by approximately $8.3 million and $16.2 million, respectively. As a result, during the three and six months ended June 30, 2022, we deferred $7.5 million and $14.6 million of costs, respectively, to be collected from customers (90% of the costs above base) and recorded a reduction in pre-tax earnings of $0.8 million and $1.6 million, respectively (10% of the variance). For the three and six months ended June 30, 2021, electric supply costs exceeded the PCCAM Base revenues by approximately $5.2 million and $13.5 million, respectively. As a result, during the three and six months ended June 30, 2021, we deferred $4.7 million and $12.2 million, respectively, of costs for future collection from customers and recorded a reduction in pre-tax earnings of $0.5 million and $1.3 million, respectively.

Montana Fixed Cost Recovery Mechanism (FCRM) - On April 15, 2022, we requested that the MPSC continue to defer implementation of the existing FCRM pilot program currently set for July 1, 2022. The MPSC granted our request on June 9, 2022, including our intention to redesign the decoupling mechanism in our upcoming 2022 Montana electric rate review filing.

Holding Company Filings - On June 1, 2022, we filed a legal corporate restructuring application (Restructuring Plan) with the state commissions in Montana, South Dakota and Nebraska and the FERC. Currently, our utility businesses are held in the same legal entity. Under the proposed Restructuring Plan, we would legally separate our Montana public utility business from our South Dakota and Nebraska public utility business and establish a holding company to hold the ownership interests of all of the subsidiaries. The purpose of the reorganization is to integrate our organizational structure to be more transparent and in line with the public utility industry.

The Restructuring Plan does not propose and we do not expect any procedural or substantive change in how the state public utility commissions regulate those services. Implementation of the Restructuring Plan is subject to receipt of all regulatory approvals. On July 26, 2022, the Nebraska Public Service Commission approved our Restructuring Plan application.

Supply Chain and Inflation Challenges

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

During the third quarter of 2021, we decided to discontinue our plans to build a 30-40 MW electric generation plant near Aberdeen, South Dakota as a result of significant increases in estimated construction cost as a result of global supply chain challenges. Also, as we developed our forecast of capital expenditures, we estimate that these supply chain and inflation challenges increased our forecasted 2022 capital spend by approximately 2 percent. Further challenges with product and services availability and price inflation could increase this impact on our capital spend forecasts or could cause us to experience delays.

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

Recognizing the risk of significant wildfires in Montana, we continue to proactively seek to mitigate wildfire risk. We have developed an Enhanced Fire Mitigation Plan addressing five key areas: situational awareness, operational practices, system preparedness, vegetation management, and public communications and outreach. This plan builds upon several key initiatives that were initiated and executed over the past decade including nearly $80 million spent on vegetation management and hazard tree removal programs and our growing annual investment to harden our transmission and distribution system infrastructure. Because of ever-increasing wildfire risk, our plan includes greater focus on situational awareness to monitor changing environmental conditions, operational practices that are more reactive to changing conditions, increased frequency of patrol and repairs, and more robust system hardening programs that target higher risk segments in our transmission and distribution systems. We expect to include a request for expected costs associated with the mitigation plan in our 2022 Montana electric rate review.

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

OVERALL CONSOLIDATED RESULTS

Three Months Ended June 30, 2022 Compared with the Three Months Ended June 30, 2021

Consolidated net income for the three months ended June 30, 2022 was $29.8 million as compared with $37.2 million for the same period in 2021. This decrease was primarily due to a less favorable electric QF liability adjustment as compared to the prior period, higher operating and maintenance costs, higher administrative and general costs, recognition in the prior period of deferred transmission revenues, and higher depreciation and depletion, partly offset by higher electric and natural gas retail volumes due to favorable weather and customer growth.

Consolidated gross margin for the three months ended June 30, 2022 was $79.6 million as compared with $84.7 million in 2021, a decrease of $5.1 million, or 6.0 percent. This decrease was primarily due to a less favorable electric QF liability adjustment as compared to the prior period, recognition in the prior period of deferred transmission revenues, and higher depreciation and depletion costs, partly offset by higher electric and natural gas retail volumes due to favorable weather and customer growth.

	Electric		Natural Gas		Total
	2022	2021	2022	2021	2022	2021
	(in millions)
Reconciliation of gross margin to utility margin:
Operating Revenues	$243.4	$241.4	$79.6	$56.8	$323.0	$298.2
Less: Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	57.7	49.2	37.3	18.7	95.0	67.9
Less: Operating and maintenance	40.8	39.5	12.5	12.0	53.3	51.5
Less: Property and other taxes	36.4	37.0	10.5	10.3	46.9	47.3
Less: Depreciation and depletion	40.2	38.5	8.0	8.3	48.2	46.8
Gross Margin	68.3	77.2	11.3	7.5	79.6	84.7
Operating and maintenance	40.8	39.5	12.5	12.0	53.3	51.5
Property and other taxes	36.4	37.0	10.5	10.3	46.9	47.3
Depreciation and depletion	40.2	38.5	8.0	8.3	48.2	46.8
Utility Margin(1)	$185.7	$192.2	$42.3	$38.1	$228.0	$230.3
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

	Three Months Ended June 30,
	2022	2021	Change	% Change
	(dollars in millions)
Utility Margin
Electric	$185.7	$192.2	$(6.5)	(3.4)%
Natural Gas	42.3	38.1	4.2	11.0
Total Utility Margin(1)	$228.0	$230.3	$(2.3)	(1.0)%
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Consolidated utility margin for the three months ended June 30, 2022 was $228.0 million as compared with $230.3 million for the same period in 2021, a decrease of $2.3 million, or 1.0 percent.

Primary components of the change in utility margin include the following (in millions):

Utility Margin 2022 vs. 2021
Utility Margin Items Impacting Net Income
Electric QF liability adjustment	$(4.1)
Lower transmission revenue due to the prior year recognition of $4.7 million of deferred interim revenues, offset in part by higher transmission demand due to market conditions and pricing	(3.9)
Higher non-recoverable Montana electric supply costs	(0.3)
Reduction of rates from the step down of our Montana gas production assets	(0.2)
Higher natural gas retail volumes	3.9
Higher electric retail volumes	2.8
Other	(0.2)
Change in Utility Margin Items Impacting Net Income	(2.0)
Utility Margin Items Offset Within Net Income
Lower revenue from higher production tax credits, offset in income tax expense	(0.7)
Lower property taxes recovered in revenue, offset in property tax expense	(0.4)
Higher operating expenses recovered in revenue, offset in operating and maintenance expense	0.5
Higher gas production taxes recovered in revenue, offset in property and other taxes	0.3
Change in Utility Margin Items Offset Within Net Income	(0.3)
Decrease in Consolidated Utility Margin(1)	$(2.3)
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Higher electric retail volumes were driven by increased residential and commercial demand and customer growth, partly offset by cooler spring weather. Higher natural gas retail volumes were driven by colder spring weather in all jurisdictions and customer growth.

The less favorable adjustment to our electric QF liability (unrecoverable costs associated with contracts covered by the Public Utility Regulatory Policies Act of 1978 (PURPA) as part of a 2002 stipulation with the MPSC and other parties) reflects a $5.1 million gain in 2022, as compared with a $9.2 million gain for the same period in 2021, due to the combination of:

•A $1.8 million favorable reduction in costs for the current contract year to record the annual adjustment for actual output and pricing as compared with a $2.6 million favorable reduction in costs in the prior period;
•A favorable adjustment, decreasing the QF liability by $3.3 million, reflecting annual actual contract price escalation for the 2023-2024 contract year, which was less than previously estimated, partly offset by an increase in estimated contract prices for the 2023-2024 contract year, which is the last year of the contract that contains variable pricing terms. See Critical Accounting Policies and Estimates below for further information regarding our process of estimating the contract price for this 2023-2024 contract year. This is compared to an unfavorable adjustment of $2.1 million in the prior year due to higher actual price escalation; and
•A favorable adjustment in the prior year, decreasing the QF liability by approximately $8.7 million, associated with a one-time clarification in contract term.

	Three Months Ended June 30,
	2022	2021	Change	% Change
	(dollars in millions)
Operating Expenses (excluding fuel, purchased supply and direct transmission expense)
Operating and maintenance	$53.3	$51.5	$1.8	3.5%
Administrative and general	27.2	25.6	1.6	6.3
Property and other taxes	46.9	47.3	(0.4)	(0.8)
Depreciation and depletion	48.2	46.8	1.4	3.0
Total Operating Expenses (excluding fuel, purchased supply and direct transmission expense)	$175.6	$171.2	$4.4	2.6%

Consolidated operating expenses, excluding fuel, purchased supply and direct transmission expense, were $175.6 million for the three months ended June 30, 2022, as compared with $171.2 million for the three months ended June 30, 2021. Primary components of the change include the following (in millions):

Operating Expenses
2022 vs. 2021
Operating Expenses (excluding fuel, purchased supply and direct transmission expense) Impacting Net Income
Higher insurance expense	$1.6
Higher depreciation expense due to plant additions	1.4
Higher technology implementation and maintenance expenses	0.5
Increase in uncollectible accounts due to the prior year collection of previously written off balances	0.4
Decrease in expenses at our generation facilities	(0.4)
Lower property tax expenses due to a decrease in estimated state and local taxes	(0.4)
Lower labor and benefits(1)	(0.1)
Other	(0.2)
Change in Items Impacting Net Income	2.8

Operating Expenses Offset Within Net Income
Higher pension and other postretirement benefits, offset in other income(1)	1.3
Higher operating and maintenance expenses recovered in trackers, offset in revenue	0.5
Higher non-employee directors deferred compensation recorded within administrative and general expense, offset in other income	0.2
Lower property and other taxes recovered in trackers, offset in revenue	(0.4)
Change in Items Offset Within Net Income	1.6
Increase in Operating Expenses (excluding fuel, purchased supply and direct transmission expense)	$4.4
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

Consolidated operating income for the three months ended June 30, 2022 was $52.3 million as compared with $59.0 million in the same period of 2021. This decrease was primarily driven by lower utility margin, higher operating and maintenance costs, higher administrative and general costs and higher depreciation and depletion, partly offset by higher electric and natural gas retail volumes.

Consolidated interest expense was $24.0 million for the three months ended June 30, 2022 as compared with $23.5 million for the same period of 2021. This increase was primarily due to higher interest on borrowings under our revolving credit facilities partly offset by higher capitalization of AFUDC.

Consolidated other income was $2.9 million for the three months ended June 30, 2022 as compared to $3.0 million during the same period of 2021. This includes the $2.5 million CREP penalty, which relates to litigation we have been involved in associated with our past progress towards meeting obligations to acquire renewable energy projects, as mandated by the recently repealed Montana CREP requirement. This is partly offset by a decrease in the non-service cost component of pension expense of $1.3 million and higher capitalization of AFUDC.

Consolidated income tax expense for the three months ended June 30, 2022 and 2021 was $1.4 million. Our effective tax rate for the three months ended June 30, 2022 was 4.6% as compared with 3.4% for the same period in 2021. We expect our effective tax rate to range between 0% to 3% in 2022.

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in millions):

	Three Months Ended June 30,
	2022		2021
Income Before Income Taxes	$31.2		$38.6

Income tax calculated at federal statutory rate	6.6	21.0%	8.1	21.0%

Permanent or flow-through adjustments:
State income tax, net of federal provisions	0.4	1.4	0.2	0.6
Flow-through repairs deductions	(3.3)	(10.6)	(4.2)	(11.0)
Production tax credits	(2.6)	(8.2)	(2.3)	(5.9)
Amortization of excess deferred income tax	(0.2)	(0.5)	(0.1)	(0.4)
Plant and depreciation of flow-through items	0.4	1.3	(0.2)	(0.5)
Other, net	0.1	0.2	(0.1)	(0.4)
	(5.2)	(16.4)	(6.7)	(17.6)

Income tax expense	$1.4	4.6%	$1.4	3.4%

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

Six Months Ended June 30, 2022 Compared with the Six Months Ended June 30, 2021

Consolidated net income for the six months ended June 30, 2022 was $88.9 million as compared with $100.3 million for the same period in 2021. This decrease was primarily due to a less favorable electric QF liability adjustment as compared to the prior period, higher operating and maintenance costs, higher administrative and general costs and higher income tax expense, partly offset by higher electric and natural gas retail volumes due to favorable weather and customer growth.
Consolidated gross margin for the six months ended June 30, 2022 was $190.3 million as compared with $194.6 million in 2021, a decrease of $4.3 million, or 2 percent. This decrease was primarily due to a less favorable QF liability adjustment as compared to the prior period, recognition in the prior period of deferred transmission revenues, higher operating and maintenance costs, and higher depreciation and depletion costs, partly offset by higher electric and natural gas retail volumes due to favorable weather and customer growth.

	Electric		Natural Gas		Total
	2022	2021	2022	2021	2022	2021
	(in millions)
Reconciliation of gross margin to utility margin:
Operating Revenues	$515.1	$511.5	$202.3	$187.5	$717.4	$699.0
Less: Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	135.3	129.4	94.8	83.1	230.1	212.5
Less: Operating and maintenance	80.3	77.7	25.8	25.6	106.1	103.3
Less: Property and other taxes	72.9	74.0	20.9	20.8	93.8	94.8
Less: Depreciation and depletion	80.6	77.2	16.5	16.6	97.1	93.8
Gross Margin	146.0	153.2	44.3	41.4	190.3	194.6
Operating and maintenance	80.3	77.7	25.8	25.6	106.1	103.3
Property and other taxes	72.9	74.0	20.9	20.8	93.8	94.8
Depreciation and depletion	80.6	77.2	16.5	16.6	97.1	93.8
Utility Margin(1)	$379.8	$382.1	$107.5	$104.4	$487.3	$486.5
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

	Six Months Ended June 30,
	2022	2021	Change	% Change
	(dollars in millions)
Utility Margin
Electric	$379.8	$382.1	$(2.3)	(0.6)%
Natural Gas	107.5	104.4	3.1	3.0
Total Utility Margin(1)	$487.3	$486.5	$0.8	0.2%
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Consolidated utility margin for the six months ended June 30, 2022 was $487.3 million as compared with $486.5 million for the same period in 2021, an increase of $0.8 million, or 0.2 percent.

Primary components of the change in utility margin include the following (in millions):

Utility Margin 2022 vs. 2021
Utility Margin Items Impacting Net Income
Higher electric retail volumes	$3.5
Higher natural gas retail volumes	2.9
Electric QF liability adjustment	(4.1)
Lower transmission revenue due to the prior year recognition of $4.7 million of deferred interim revenues, offset in part by higher transmission demand due to market conditions and pricing	(0.9)
Reduction of rates from the step down of our Montana gas production assets	(0.7)
Higher non-recoverable Montana electric supply costs	(0.3)
Other	0.4
Change in Utility Margin Items Impacting Net Income	0.8
Utility Margin Items Offset Within Net Income
Higher operating expenses recovered in revenue, offset in operating and maintenance expense	2.1
Higher gas production taxes recovered in revenue, offset in property and other taxes	0.3
Lower revenue from higher production tax credits, offset in income tax expense	(2.1)
Lower property taxes recovered in revenue, offset in property tax expense	(0.3)
Change in Utility Margin Items Offset Within Net Income	—
Increase in Consolidated Utility Margin(1)	$0.8
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Higher electric retail volumes were driven by colder winter weather in South Dakota, customer growth, and increased residential and commercial demand as compared to the prior year, partly offset by warmer winter weather in our Montana electric service territory and cooler spring weather in both Montana and South Dakota. Higher natural gas retail volumes were driven by colder winter weather in Montana and South Dakota, colder spring weather in all jurisdictions, and customer growth, partly offset by warmer winter weather in Nebraska.

The less favorable adjustment to our electric QF liability (unrecoverable costs associated with PURPA contracts as part of a 2002 stipulation with the MPSC and other parties) reflects a $5.1 million gain in 2022, as compared with a $9.2 million gain for the same period in 2021, due to the combination of:

•A $1.8 million favorable reduction in costs for the current contract year to record the annual adjustment for actual output and pricing as compared with a $2.6 million favorable reduction in costs in the prior period;
•A favorable adjustment, decreasing the QF liability by $3.3 million, reflecting annual actual contract price escalation for the 2023-2024 contract year, which was less than previously estimated, partly offset by an increase in estimated contract prices for the 2023-2024 contract year, which is the last year of the contract that contains variable pricing terms. See Critical Accounting Policies and Estimates below for further information regarding our process of estimating the contract price for this 2023-2024 contract year. This is compared to an unfavorable adjustment of $2.1 million in the prior year due to higher actual price escalation; and
•A favorable adjustment in the prior year, decreasing the QF liability by approximately $8.7 million, associated with a one-time clarification in contract term.

	Six Months Ended June 30,
	2022	2021	Change	% Change
	(dollars in millions)
Operating Expenses (excluding fuel, purchased supply and direct transmission expense)
Operating and maintenance	$106.1	$103.3	$2.8	2.7%
Administrative and general	58.9	54.7	4.2	7.7
Property and other taxes	93.7	94.8	(1.1)	(1.2)
Depreciation and depletion	97.1	93.8	3.3	3.5
Total Operating Expenses (excluding fuel, purchased supply and direct transmission expense)	$355.8	$346.6	$9.2	2.7%

Consolidated operating expenses, excluding fuel, purchased supply and direct transmission expense, were $355.8 for the six months ended June 30, 2022, as compared with $346.6 for the six months ended June 30, 2021. Primary components of the change include the following (in millions):

Operating Expenses
2022 vs. 2021
Operating Expenses (excluding fuel, purchased supply and direct transmission expense) Impacting Net Income
Higher depreciation expense due to plant additions	$3.3
Higher insurance expense	2.2
Higher technology implementation and maintenance expenses	1.8
Increase in uncollectible accounts due to the prior year collection of previously written off balances	1.7
Higher labor and benefits(1)	0.8
Higher line clearing expenses	0.4
Lower property tax expenses due to a decrease in estimated state and local taxes	(1.1)
Lower expenses at our electric generation facilities	(0.4)
Other	(0.1)
Change in Items Impacting Net Income	8.6

Operating Expenses Offset Within Net Income
Higher operating and maintenance expenses recovered in trackers, offset in revenue	2.1
Higher pension and other postretirement benefits, offset in other income(1)	0.2
Lower non-employee directors deferred compensation recorded within administrative and general expense, offset in other income	(1.4)
Lower property and other taxes recovered in trackers, offset in revenue	(0.3)
Change in Items Offset Within Net Income	0.6
Increase in Operating Expenses (excluding fuel, purchased supply and direct transmission expense)	$9.2
(1) In order to present the total change in labor and benefits, we have included the change in the non-service cost component of our pension and other postretirement benefits, which is recorded within other income on our Condensed Consolidated Statements of Income. This change is offset within this table as it does not affect our operating expenses.

Consolidated operating income for the six months ended June 30, 2022 was $131.6 million as compared with $140.0 million in the same period of 2021. This decrease was primarily driven by a less favorable QF liability adjustment as compared to the prior period, higher operating and maintenance costs, higher administrative and general costs and higher depreciation and depletion, partly offset by higher electric and natural gas retail demand.

Consolidated interest expense was $47.7 million for the six months ended June 30, 2022 as compared with $47.0 million for the same period of 2021. This increase was primarily due to higher interest on borrowings under our revolving credit facilities partly offset by higher capitalization of AFUDC.

Consolidated other income was $7.6 million for the six months ended June 30, 2022 as compared to $8.6 million during the same period of 2021. This decrease was primarily due to the $2.5 million CREP penalty, which relates to litigation we have been involved in associated with our past progress towards meeting obligations to acquire renewable energy projects as mandated by the recently repealed Montana CREP requirement, and a $1.4 million decrease in the value of deferred shares held in trust for non-employee directors deferred compensation, which is offset in operating expenses. These decreases are partly offset by a $0.2 million decrease in the non-service cost component of pension expense, which is offset in operating expenses, higher capitalization of AFUDC and higher interest income.

Consolidated income tax expense for the six months ended June 30, 2022 was $2.5 million as compared to $1.3 million in the same period of 2021. Our effective tax rate for the six months ended June 30, 2022 was 2.8% as compared with 1.3% for the same period in 2021. We expect our effective tax rate to range between 0% to 3% in 2022.

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in millions):

	Six Months Ended June 30,
	2022		2021
Income Before Income Taxes	$91.4		$101.7

Income tax calculated at federal statutory rate	19.2	21.0%	21.3	21.0%

Permanent or flow-through adjustments:
State income tax, net of federal provisions	0.8	0.9	0.3	0.3
Flow-through repairs deductions	(10.1)	(11.1)	(12.1)	(11.9)
Production tax credits	(6.4)	(7.0)	(6.6)	(6.5)
Amortization of excess deferred income tax	(0.6)	(0.6)	(0.4)	(0.4)
Share-based compensation	(0.3)	(0.3)	(0.3)	(0.3)
Plant and depreciation of flow-through items	0.1	0.2	(0.5)	(0.5)
Other, net	(0.2)	(0.3)	(0.4)	(0.4)
	(16.7)	(18.2)	(20.0)	(19.7)

Income tax expense	$2.5	2.8%	$1.3	1.3%

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
•Transmission: Reflects transmission revenues regulated by the FERC.
•Wholesale and other are largely utility margin neutral as they are offset by changes in fuel, purchased supply and direct transmission expense.

Three Months Ended June 30, 2022 Compared with the Three Months Ended June 30, 2021

	Revenues		Change		Megawatt Hours (MWH)		Avg. Customer Counts
	2022	2021	$	%	2022	2021	2022	2021
	(in thousands)
Montana	$70,715	$69,884	$831	1.2%	590	575	316,180	311,264
South Dakota	15,593	14,401	1,192	8.3	123	119	50,925	50,734
Residential	86,308	84,285	2,023	2.4	713	694	367,105	361,998
Montana	84,327	84,555	(228)	(0.3)	772	762	72,826	71,400
South Dakota	26,445	24,053	2,392	9.9	261	252	12,882	12,805
Commercial	110,772	108,608	2,164	2.0	1,033	1,014	85,708	84,205
Industrial	8,988	9,224	(236)	(2.6)	608	618	76	77
Other	8,311	9,118	(807)	(8.9)	42	49	6,415	6,373
Total Retail Electric	$214,379	$211,235	$3,144	1.5%	2,396	2,375	459,304	452,653
Regulatory amortization	7,741	5,201	2,540	48.8
Transmission	20,005	23,862	(3,857)	(16.2)
Wholesale and Other	1,293	1,142	151	13.2
Total Revenues	$243,418	$241,440	$1,978	0.8%
Fuel, purchased supply and direct transmission expense(1)	57,695	49,239	8,456	17.2
Utility Margin(2)	$185,723	$192,201	$(6,478)	(3.4)%
(1) Exclusive of depreciation and depletion.
(2) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

	Cooling Degree Days			2022 as compared with:
	2022	2021	Historic Average	2021	Historic Average
Montana	40	139	67	71% cooler	40% cooler
South Dakota	66	148	72	55% cooler	8% cooler

	Heating Degree Days			2022 as compared with:
	2022	2021	Historic Average	2021	Historic Average
Montana(1)	1,402	1,167	1,126	20% cooler	25% cooler
South Dakota	1,593	1,365	1,506	17% cooler	6% cooler
(1) Montana electric and natural gas heating degree days may differ due to differences in service territory.

The following summarizes the components of the changes in electric utility margin for the three months ended June 30, 2022 and 2021 (in millions):

Utility Margin 2022 vs. 2021
Utility Margin Items Impacting Net Income
Electric QF liability adjustment	$(4.1)
Lower transmission revenue due to the prior year recognition of $4.7 million of deferred interim revenues, offset in part by higher transmission demand due to market conditions and pricing	(3.9)
Higher non-recoverable Montana electric supply costs	(0.3)
Higher retail volumes	2.8
Other	(0.4)
Change in Utility Margin Items Impacting Net Income	(5.9)

Utility Margin Items Offset Within Net Income
Lower revenue from higher production tax credits, offset in income tax expense	(0.7)
Lower property taxes recovered in revenue, offset in property tax expense	(0.4)
Higher operating expenses recovered in revenue, offset in operating and maintenance expense	0.5
Change in Utility Margin Items Offset Within Net Income	(0.6)
Decrease in Utility Margin(1)	$(6.5)
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

Higher electric retail volumes were driven by increased residential and commercial demand and customer growth, partly offset by cooler spring weather.

The less favorable adjustment to our electric QF liability (unrecoverable costs associated with PURPA contracts as part of a 2002 stipulation with the MPSC and other parties) reflects a $5.1 million gain in 2022, as compared with a $9.2 million gain for the same period in 2021, due to the combination of:

•A $1.8 million favorable reduction in costs for the current contract year to record the annual adjustment for actual output and pricing as compared with a $2.6 million favorable reduction in costs in the prior period;
•A favorable adjustment, decreasing the QF liability by $3.3 million, reflecting annual actual contract price escalation for the 2023-2024 contract year, which was less than previously estimated, partly offset by an increase in estimated contract prices for the 2023-2024 contract year, which is the last year of the contract that contains variable pricing terms. See Critical Accounting Policies and Estimates below for further information regarding our process of estimating the contract price for this 2023-2024 contract year. This is compared to an unfavorable adjustment of $2.1 million in the prior year due to higher actual price escalation; and
•A favorable adjustment in the prior year, decreasing the QF liability by approximately $8.7 million, associated with a one-time clarification in contract term.

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

Six Months Ended June 30, 2022 Compared with the Six Months Ended June 30, 2021

	Revenues		Change		Megawatt Hours (MWH)		Avg. Customer Counts
	2022	2021	$	%	2022	2021	2022	2021
	(in thousands)
Montana	$167,668	$165,903	$1,765	1.1%	1,415	1,375	315,811	310,750
South Dakota	36,023	32,150	3,873	12.0	312	295	50,964	50,770
Residential	203,691	198,053	5,638	2.8	1,727	1,670	366,775	361,520
Montana	170,861	171,396	(535)	(0.3)	1,581	1,551	72,722	71,273
South Dakota	54,079	48,171	5,908	12.3	552	530	12,848	12,763
Commercial	224,940	219,567	5,373	2.4	2,133	2,081	85,570	84,036
Industrial	18,642	18,939	(297)	(1.6)	1,236	1,231	76	77
Other	12,784	13,710	(926)	(6.8)	57	66	5,599	5,561
Total Retail Electric	$460,057	$450,269	$9,788	2.2%	5,153	5,048	458,020	451,194
Regulatory amortization	14,281	19,991	(5,710)	(28.6)
Transmission	37,695	38,591	(896)	(2.3)
Wholesale and Other	3,112	2,660	452	17.0
Total Revenues	$515,145	$511,511	$3,634	0.7%
Fuel, purchased supply and direct transmission expense(1)	135,318	129,427	5,891	4.6
Utility Margin(2)	$379,827	$382,084	$(2,257)	(0.6)%
(1) Exclusive of depreciation and depletion.
(2) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

	Cooling Degree Days			2022 as compared with:
	2022	2021	Historic Average	2021	Historic Average
Montana(1)	40	139	67	71% cooler	40% cooler
South Dakota	66	148	72	55% cooler	8% cooler

	Heating Degree Days			2022 as compared with:
	2022	2021	Historic Average	2021	Historic Average
Montana(1)	4,638	4,429	4,394	5% cooler	6% cooler
South Dakota	5,688	5,165	5,613	10% cooler	1% cooler
(1) Montana electric and natural gas heating degree days may differ due to differences in service territory.

The following summarizes the components of the changes in electric utility margin for the six months ended June 30, 2022 and 2021 (in millions):

Utility Margin 2022 vs. 2021
Utility Margin Items Impacting Net Income
Electric QF liability adjustment	$(4.1)
Lower transmission revenue due to the prior year recognition of $4.7 million of deferred interim revenues, offset in part by higher transmission demand due to market conditions and pricing	(0.9)
Higher non-recoverable Montana electric supply costs	(0.3)
Higher retail volumes	3.5
Other	0.2
Change in Utility Margin Items Impacting Net Income	(1.6)

Utility Margin Items Offset Within Net Income
Lower revenue from higher production tax credits, offset in income tax expense	(2.1)
Lower property taxes recovered in revenue, offset in property tax expense	(0.6)
Higher operating expenses recovered in revenue, offset in operating and maintenance expense	2.0
Change in Utility Margin Items Offset Within Net Income	(0.7)
Decrease in Utility Margin(1)	$(2.3)
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

Higher electric retail volumes were driven by colder winter weather in South Dakota, customer growth, and increased residential and commercial demand as compared to the prior year, partly offset by warmer winter weather in our Montana electric service territory and cooler spring weather in both Montana and South Dakota.

The less favorable adjustment to our electric QF liability (unrecoverable costs associated with PURPA contracts as part of a 2002 stipulation with the MPSC and other parties) reflects a $5.1 million gain in 2022, as compared with a $9.2 million gain for the same period in 2021, due to the combination of:

•A $1.8 million favorable reduction in costs for the current contract year to record the annual adjustment for actual output and pricing as compared with a $2.6 million favorable reduction in costs in the prior period;
•A favorable adjustment, decreasing the QF liability by $3.3 million, reflecting annual actual contract price escalation for the 2023-2024 contract year, which was less than previously estimated, partly offset by an increase in estimated contract prices for the 2023-2024 contract year, which is the last year of the contract that contains variable pricing terms. See Critical Accounting Policies and Estimates below for further information regarding our process of estimating the contract price for this 2023-2024 contract year. This is compared to an unfavorable adjustment of $2.1 million in the prior year due to higher actual price escalation; and
•A favorable adjustment in the prior year, decreasing the QF liability by approximately $8.7 million, associated with a one-time clarification in contract term.

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
•Wholesale: Primarily represents transportation and storage for others.

Three Months Ended June 30, 2022 Compared with the Three Months Ended June 30, 2021

	Revenues		Change		Dekatherms (Dkt)		Avg. Customer Counts
	2022	2021	$	%	2022	2021	2022	2021
	(in thousands)
Montana	$28,596	$25,503	$3,093	12.1%	3,000	2,188	181,694	179,454
South Dakota	9,408	6,372	3,036	47.6	715	572	41,355	40,962
Nebraska	7,357	3,914	3,443	88.0	524	494	37,569	37,540
Residential	45,361	35,789	9,572	26.7	4,239	3,254	260,618	257,956
Montana	14,697	13,000	1,697	13.1	1,630	1,181	25,309	24,903
South Dakota	6,425	4,257	2,168	50.9	663	536	7,021	6,874
Nebraska	4,456	1,878	2,578	137.3	386	343	4,977	4,956
Commercial	25,578	19,135	6,443	33.7	2,679	2,060	37,307	36,733
Industrial	222	168	54	32.1	25	14	233	229
Other	469	355	114	32.1	57	42	177	163
Total Retail Gas	$71,630	$55,447	$16,183	29.2%	7,000	5,370	298,335	295,081
Regulatory amortization	(1,204)	(7,831)	6,627	(84.6)
Wholesale and other	9,160	9,161	(1)	0.0
Total Revenues	$79,586	$56,777	$22,809	40.2%
Fuel, purchased supply and direct transmission expense(1)	37,305	18,726	18,579	99.2
Utility Margin(2)	$42,281	$38,051	$4,230	11.1%
(1) Exclusive of depreciation and depletion.
(2) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

	Heating Degree Days			2022 as compared with:
	2022	2021	Historic Average	2021	Historic Average
Montana(1)	1,463	1,205	1,176	21% cooler	24% cooler
South Dakota	1,593	1,365	1,506	17% cooler	6% cooler
Nebraska	1,152	1,069	1,150	8% cooler	remained flat
(1) Montana electric and natural gas heating degree days may differ due to differences in service territory.

The following summarizes the components of the changes in natural gas utility margin for the three months ended June 30, 2022 and 2021:

Utility Margin 2022 vs. 2021
(in millions)
Utility Margin Items Impacting Net Income
Higher retail volumes	$3.9
Reduction of rates from the step down of our Montana gas production assets	(0.2)
Other	0.2
Change in Utility Margin Items Impacting Net Income	3.9

Utility Margin Items Offset Within Net Income
Higher gas production taxes recovered in revenue, offset in property and other taxes	0.3
Change in Utility Margin Items Offset Within Net Income	0.3
Increase in Utility Margin(1)	$4.2
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

Higher natural gas retail volumes were driven by colder spring weather in all jurisdictions and customer growth.

Our wholesale and other revenues are largely utility margin neutral as they are offset by changes in fuel, purchased supply and direct transmission expenses.

Six Months Ended June 30, 2022 Compared with the Six Months Ended June 30, 2021

	Revenues		Change		Dekatherms (Dkt)		Avg. Customer Counts
	2022	2021	$	%	2022	2021	2022	2021
	(in thousands)
Montana	$80,895	$72,514	$8,381	11.6%	9,039	8,274	181,579	179,226
South Dakota	29,325	16,475	12,850	78.0	2,464	2,142	41,463	41,050
Nebraska	22,799	12,155	10,644	87.6	1,822	1,843	37,690	37,638
Residential	133,019	101,144	31,875	31.5	13,325	12,259	260,732	257,914
Montana	41,747	36,780	4,967	13.5	4,889	4,374	25,286	24,877
South Dakota	20,950	10,781	10,169	94.3	2,153	1,881	7,035	6,887
Nebraska	13,683	6,279	7,404	117.9	1,266	1,253	5,008	4,969
Commercial	76,380	53,840	22,540	41.9	8,308	7,508	37,329	36,733
Industrial	773	650	123	18.9	92	80	232	230
Other	1,160	844	316	37.4	151	118	176	161
Total Retail Gas	$211,332	$156,478	$54,854	35.1%	21,876	19,965	298,469	295,038
Regulatory amortization	(27,774)	12,536	(40,310)	(321.6)
Wholesale and other	18,783	18,495	288	1.6
Total Revenues	$202,341	$187,509	$14,832	7.9%
Fuel, purchased supply and direct transmission expense(1)	94,756	83,051	11,705	14.1
Utility Margin(2)	$107,585	$104,458	$3,127	3.0%
(1) Exclusive of depreciation and depletion.
(2) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

	Heating Degree Days			2022 as compared with:
	2022	2021	Historic Average	2021	Historic Average
Montana(1)	4,746	4,467	4,485	6% cooler	6% cooler
South Dakota	5,688	5,165	5,613	10% cooler	1% cooler
Nebraska	4,230	4,423	4,461	4% warmer	5% warmer
(1) Montana electric and natural gas heating degree days may differ due to differences in service territory.

The following summarizes the components of the changes in natural gas utility margin for the six months ended June 30, 2022 and 2021:

Utility Margin 2022 vs. 2021
(in millions)
Utility Margin Items Impacting Net Income
Higher retail volumes	$2.9
Reduction of rates from the step down of our Montana gas production assets	(0.7)
Other	0.2
Change in Utility Margin Items Impacting Net Income	2.4

Utility Margin Items Offset Within Net Income
Higher gas production taxes recovered in revenue, offset in property and other taxes	0.3
Higher property taxes recovered in revenue, offset in property tax expense	0.3
Higher operating expenses recovered in revenue, offset in operating and maintenance expense	0.1
Change in Utility Margin Items Offset Within Net Income	0.7
Increase in Utility Margin(1)	$3.1
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

Higher natural gas retail volumes were driven by colder winter weather in Montana and South Dakota, colder spring weather in all jurisdictions, and customer growth, partly offset by warmer winter weather in Nebraska.

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

As of June 30, 2022, our total net liquidity was approximately $106.1 million, including $8.1 million of cash and $98.0 million of revolving credit facility availability with no letters of credit outstanding. In addition, our liquidity was further enhanced by the forward equity sale agreements noted below, which could have been physically settled with common shares in exchange for cash of approximately $178.6 million.

Cash Flows

The following table summarizes our consolidated cash flows (in millions):

	Six Months Ended June 30,
	2022	2021
Operating Activities
Net income	$88.9	$100.3
Non-cash adjustments to net income	93.6	95.7
Changes in working capital	52.8	(59.0)
Other noncurrent assets and liabilities	(2.5)	(32.5)
Cash Provided by Operating Activities	232.8	104.5

Investing Activities
Property, plant and equipment additions	(234.4)	(182.2)
Investment in equity securities	(0.9)	(0.6)
Cash Used in Investing Activities	(235.3)	(182.8)

Financing Activities
Proceeds from issuance of common stock, net of issuance costs	99.9	56.3
Issuance of long-term debt, net	—	99.9
Repayments of short-term borrowings	—	(100.0)
Line of credit (repayments) borrowings, net	(21.0)	88.0
Dividends on common stock	(67.8)	(62.8)
Other financing activities, net	(1.3)	(0.6)
Cash Provided by Financing Activities	9.8	80.8

Increase in Cash, Cash Equivalents, and Restricted Cash	7.3	2.5
Cash, Cash Equivalents, and Restricted Cash, beginning of period	18.8	17.1
Cash, Cash Equivalents, and Restricted Cash, end of period	$26.1	$19.6

Operating Activities

As of June 30, 2022, cash, cash equivalents, and restricted cash were $26.1 million as compared with $18.8 million as of December 31, 2021 and $19.6 million as of June 30, 2021. Cash provided by operating activities totaled $232.8 million for the six months ended June 30, 2022 as compared with $104.5 million during the six months ended June 30, 2021. This increase in operating cash flows is primarily due to a $87.3 million ($19.1 million from electric operations and $68.2 million from natural gas operations) net increase in collection of energy supply costs from customers, which includes costs incurred during a February 2021 prolonged cold weather event and the undercollected position of Montana's PCCAM for the July 2020 - June

2021 period. These increases are partly offset by the current year deferrals of energy supply costs to be collected in the future, including the $16.2 million undercollected position of Montana's PCCAM for the first six months of 2022. In addition, we issued a refund of approximately $20.5 million to our FERC regulated wholesale customers in the prior period.

As of June 30, 2022, we have under collected our supply costs recovered through tracking mechanisms by approximately $75.8 million. We have various regulatory mechanisms that support our recovery of the energy supply costs. We expect to recover a significant portion of these costs during 2022, improving our cash flows from operations. However, continued higher overall market prices, which could be further exacerbated by extreme weather events, could create additional costs with deferred recovery that would offset these anticipated cash flow improvements.

Investing Activities

Cash used in investing activities totaled $235.3 million during the six months ended June 30, 2022, as compared with $182.8 million during the six months ended June 30, 2021. Plant additions during the first six months of 2022 include maintenance additions of approximately $135.4 million and capacity related capital expenditures of $99.0 million. Plant additions during the first six months of 2021 included maintenance additions of approximately $135.0 million and capacity related capital expenditures of approximately $47.2 million.

Financing Activities

Cash provided by financing activities totaled $9.8 million during the six months ended June 30, 2022 as compared with $80.8 million during the six months ended June 30, 2021. During the six months ended June 30, 2022, cash provided by financing activities reflects proceeds received from the issuance of common stock of $99.9 million, offset in part by payment of dividends of $67.8 million and net repayments under our revolving lines of credit of $21.0 million. During the six months ended June 30, 2021, cash provided by financing activities reflects net proceeds from the issuance of debt of $99.9 million, net issuances under our revolving lines of credit of $88.0 million, and proceeds received from the issuance of common stock pursuant to our ATM program of $56.3 million, offset in part by repayments of our short-term borrowings of $100.0 million and payment of dividends of $62.8 million.

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

Our material cash requirements are also related to investment in our business through our capital expenditure program. Our estimated capital expenditures are discussed in our Annual Report on Form 10-K for the year ended December 31, 2021 within the Management’s Discussion and Analysis of Financial Condition and Results of Operations under the "Significant Infrastructure Investments and Initiatives" section. As of June 30, 2022, there have been no material changes in our estimated capital expenditures. The actual amount of capital expenditures is subject to certain factors including the impact that a material change in operations or available financing could impact our current liquidity and ability to fund capital resource requirements. Events such as these could cause us to defer a portion of our planned capital expenditures, as necessary. To fund our strategic growth opportunities we evaluate the additional capital need in balance with, debt capacity and equity issuances that would be intended to allow us to maintain investment grade ratings.

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

Our $425 million Credit Facility was amended and restated in May 2022 and has a maturity date of May 18, 2027. Our $25 million credit facility was entered into in March 2018 and has a current maturity date of March 27, 2024.

As of June 30, 2022 and 2021 the outstanding balances on our credit facilities were $352.0 million and $310.0 million, respectively. As of July 22, 2022, our availability under our revolving credit facilities was approximately $95.0 million, and there were no letters of credit outstanding.

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

On June 24, 2022, we partially settled the forward sale agreement by physically delivering 2.0 million shares of common stock in exchange for cash proceeds of $99.9 million, net of issuance costs. The proceeds were used to pay down borrowings under our revolving credit facility and other general corporate purposes.

At June 30, 2022, the forward agreements could have been settled with physical delivery of 3,579,630 common shares to the banking counterparty in exchange for cash of $178.6 million. The forward agreements could have also been settled at June 30, 2022, with delivery of $32.7 million of cash or 549,648 shares of common stock to the counterparty, if we unilaterally elected to net cash or net share settlement, respectively. We may settle the agreements at any time up to the maturity date of February 28, 2023.

Credit Ratings

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are favorable to us and our customers, may impact our trade credit availability, and could result in the need to issue additional equity securities. Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s), and S&P Global Ratings (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. As of July 22, 2022, our current ratings with these agencies are as follows:

	Senior Secured Rating	Senior Unsecured Rating	Commercial Paper	Outlook
Fitch(1)	A-	BBB+	F3	Stable
Moody’s(2)	A3	Baa2	Prime-2	Stable
S&P	A-	BBB	A-2	Stable
_________________________
(1)    On March 24, 2022, Fitch downgraded our senior unsecured and secured ratings to 'BBB+' from 'A-' and to 'A-' from 'A', respectively, and our Short-Term IDR and CP rating to 'F3' from 'F2'.
(2)    On May 11, 2022, Moody's affirmed our ratings and revised our outlook from negative to stable.

A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the credit rating agency and each rating should be evaluated independently of any other rating.

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of June 30, 2022.

	Total	2022	2023	2024	2025	2026	Thereafter
	(in thousands)
Long-term debt(1)	$2,531,660	$—	$496,660	$100,000	$300,000	$105,000	$1,530,000
Finance leases	13,388	1,491	3,098	3,338	3,596	1,865	—
Estimated pension and other postretirement obligations(2)	57,417	11,387	11,658	11,658	11,357	11,357	N/A
Qualifying facilities liability(3)	424,781	38,686	80,750	76,393	60,360	55,393	113,199
Supply and capacity contracts(4)	2,638,273	206,025	315,856	225,590	222,886	175,051	1,492,865
Contractual interest payments on debt(5)	1,440,878	46,757	89,670	79,760	70,791	64,701	1,089,199
Commitments for significant capital projects(6)	312,680	193,867	83,608	25,450	9,755	—	—
Total Commitments(7)	$7,419,077	$498,213	$1,081,300	$522,189	$678,745	$413,367	$4,225,263
_________________________
(1)Represents cash payments for long-term debt and excludes $11.7 million of debt discounts and debt issuance costs, net.
(2)We estimate cash obligations related to our pension and other postretirement benefit programs for five years, as it is not practicable to estimate thereafter. Pension and postretirement benefit estimates reflect our expected cash contributions, which may be in excess of minimum funding requirements.
(3)Certain QFs require us to purchase minimum amounts of energy at prices ranging from $64 to $136 per MWH through 2029. Our estimated gross contractual obligation related to these QFs is approximately $424.8 million. A portion of the costs incurred to purchase this energy is recoverable through rates authorized by the MPSC, totaling approximately $358.1 million.
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
(5)Contractual interest payments include our revolving credit facilities, which have a variable interest rate. We have assumed an average interest rate of 2.87 percent on the outstanding balance through maturity of the facilities.
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

Other Obligations - As a co-owner of Colstrip, we provided surety bonds of approximately $17.3 million and $19.9 million as of June 30, 2022 and December 31, 2021, respectively, to ensure the operation and maintenance of remedial and closure actions are carried out related to the Administrative Order on Consent Regarding Impacts Related to Wastewater Facilities Comprising the Closed-Loop System at Colstrip Steam Electric Stations, Colstrip Montana (the AOC) as required by the MDEQ. As costs are incurred under the AOC, the surety bonds will be reduced.

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

We continually evaluate the appropriateness of our estimates and assumptions. Actual results could differ from those estimates. We consider an estimate to be critical if it is material to the Financial Statements and it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate are reasonably likely to occur from period to period. This includes the accounting for the following: regulatory assets and liabilities, pension and postretirement benefit plans, income taxes and qualifying facilities liability. These policies were disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021. As of June 30, 2022, there have been no material changes in these policies, with the exception of the qualifying facilities liability. In the second quarter of 2022 we modified our approach to estimate the annual escalation of the contract that contains variable pricing terms as there is only one year of pricing variability remaining to estimate. We previously utilized a 3 percent escalation rate, reflecting the long-term nature of the contract. Our modified policy and estimate is as follows:

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

The liability was established based on certain assumptions and projections over the contract terms related to pricing, estimated output and recoverable amounts. Since the liability is based on projections over the next several years, actual output, changes in pricing, contract amendments and regulatory decisions relating to these facilities could significantly impact the liability and our results of operations in any given year. In assessing the liability for each reporting period, we compare our assumptions to actual results and make adjustments as necessary for that period.

One of the QF contracts contains variable pricing terms, which exposes us to price escalation risks. The actual contract pricing is derived from numerous internal and external data points, and is set each year through a filing with the MPSC. The annual contract pricing changes could significantly impact the liability and our results of operations, to the extent the actual price set differs from our previous estimates. The impact of historically high inflation levels experienced during 2021 and the first half of 2022 has resulted in a 20 percent decrease in the actual contract price for the 2022-2023 contract year. This contract expires after the 2023-2024 contract year. The estimated annual escalation rate for this contract is a key assumption in determining the electric QF liability. We have estimated pricing for the 2023-2024 contract year based on a combination of historical actual results and available market data and the associated impact in the numerous internal and external data points for contract pricing, resulting in an approximate 40 percent increase, reversing from the lower 2022-2023 actual contract pricing. A 10 percent change in the estimated 2023-2024 contract pricing would have impacted our pre-tax results of operations by +/- $2.7 million.

See Note 18 - Commitments and Contingencies to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021 for further discussion.

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

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

See Note 10 - Commitments and Contingencies, to the Financial Statements for information regarding legal proceedings.

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

In addition to rate reviews, our cost tracking mechanisms are a significant component of how we recover our costs. Trackers can also be highly contested dockets and, as with a rate review, there is no guarantee that the applicable regulatory commission will approve our request to recover costs. We have recently received, and may in the future receive, unfavorable rulings from the MPSC. For example, on December 2, 2021, the MPSC issued a final order rejecting our request to reset the PCCAM Base revenue amount outside of a formal rate review, which means that we will likely continue to under-collect our power costs until we are allowed to update the PCCAM Base in a rate review. There can be no assurance that the MPSC will allow recovery of costs in the future, which could have a material adverse effect on our financial results.

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

Before we added Colstrip Unit 4, Dave Gates Generating Station, hydroelectric and Spion Kop electric generation resources to our electric generation supply portfolio, we received a determination from the MPSC that these acquisitions were in the public interest and approval for cost recovery, subject to a prudence review. This advance approval process is established in Montana's "preapproval" statute. On May 28, 2021, a non-profit environmental advocacy organization, together with three individuals, filed suit in Montana District Court (Missoula) seeking a declaratory judgement that the Montana preapproval statute is unconstitutional. The Court issued its Order on May 6, 2022, concluding that the preapproval statute violates the Montana Constitution, and NorthWestern appealed that decision on June 17, 2022 to the Montana Supreme Court. If the

preapproval statute is found unconstitutional, there will be no explicit statutory mechanism that facilitates advanced approval of generating resource selection.

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

However, laws and regulations to which we must adhere change, and the Biden Administration’s agenda represents a significant shift in environmental and energy policy, focusing on reducing GHG emissions and addressing climate change issues. This new direction is reflected in several Executive Orders that President Biden issued in January 2021 and subsequent executive actions that have been undertaken, such as methane emission regulations recently proposed by the EPA or federally driven initiatives to promote electrification over the use of natural gas for domestic purposes. Together, these orders and regulatory proposals reflect climate change issues and GHG reductions as central areas of focus for domestic and international regulations, orders and policies. In addition, a parallel focus on reducing GHG emissions is reflected in legislation introduced in Congress. Representative examples include legislation introduced in March 2021 in the U.S. House of Representatives, called the CLEAN Future Act, tax reforms, methane fees, the Clean Electricity Performance Program, and Build Back Better Act. Despite the Supreme Court's ruling in West Virginia v. EPA, we still expect other legislation to be introduced and considered by the U.S. House and the U.S. Senate focusing on GHG emission reduction, environmental and energy policy.

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

Although previous attempts by the EPA to regulate GHG emissions from coal-fired plants have not succeeded, it is expected that the Biden Administration and/or the U.S. Congress will develop alternative plans for reducing GHG emissions from coal-fired plants and methane emissions from natural gas operations. As GHG and/or methane regulations are implemented, it could result in additional compliance costs that could affect our future results of operations and financial position if such costs are not recovered through regulated rates. Complying with the CO2 emission performance standards, and with other future environmental rules, may make it economically impractical to continue operating all or a portion of our jointly owned facilities or for individual owners to participate in their proportionate ownership of the coal-fired generating units. This could lead to significant impacts to customer rates for recovery of plant improvements and / or closure related costs and costs to procure replacement power. In addition, these changes could impact system reliability due to changes in generation sources.

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

Colstrip - As part of the settlement of litigation brought by the Sierra Club and the Montana Environmental Information Center against the owners and operator of Colstrip, the owners of Units 1 and 2 agreed to shut down those units no later than July 2022. In January 2020, the owners of Units 1 and 2 closed those two units. We do not have ownership in Units 1 and 2, and decisions regarding those units, including their shut down, were made by their respective owners. The six owners of Units 3 and 4 currently share the operating costs pursuant to the terms of the O&O Agreement. Costs of common facilities were historically shared among the owners of all four units. With the closure of Units 1 and 2, we are incurring additional operating costs with respect to our interest in Unit 4 and may experience a negative impact on our transmission revenue due to reduced amounts of energy transmitted across our transmission lines. We would expect to incorporate any reduction in revenue in our next general rate review, resulting in lower revenue credits to certain customers.

The remaining depreciable life of our investment in Colstrip Unit 4 is through 2042. Recovery of costs associated with the closure of the facility is subject to MPSC approval. Three of the joint owners of Units 3 and 4 are subject to regulation in Washington and in May 2019, the Washington state legislature enacted a statute mandating Washington electric utilities to “eliminate coal-fired resources from [their] allocation of electricity” on or before December 31, 2025, after which date they may no longer include their share of coal-fired resources in their regulated electric supply portfolio. As a result of the Washington legislation, the four Pacific Northwest Owners requested the operator prepare a 2021 budget reflecting closure of Units 3 and 4 by 2025, and alternately a closure of Unit 3 by 2025 and a closure of Unit 4 by 2027. Differing viewpoints on closure dates delayed approval of the 2021 budget, until it was approved on March 22, 2021. Budgeting for 2022 was also initially delayed, with the Pacific Northwest Owners demanding substantial budget reductions. Ultimately agreement was reached and a budget approved on January 21, 2022. Such budgeting pressures may result in future budgets that may not be sufficient to maintain the reliability of Units 3 and 4.

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

The threat of early closure lead the Montana Legislature to enact, and the Montana Governor to sign into law, Senate Bill 265 (SB 265) and Senate Bill 266 (SB 266). SB 265 requires arbitrations involving a Montana electric utility to be heard in Montana before a panel of three arbitrators, which, if enforced, would alter the O&O Agreement’s arbitration provision. SB 266 allows the Montana AG to bring legal action against an owner of a jointly-owned facility who fails or refuses to fund its share of operating costs or who acts to bring about permanent closure of a generating unit of a facility without seeking and obtaining the consent of all co-owners.

The Arbitration has given rise to three lawsuits, challenging the constitutionality of SB 265 and SB 266. On October 13, 2021 (as clarified on December 17, 2021), the United States District Court for the District of Montana granted a preliminary injunction enjoining the Montana AG from enforcing SB 266. The four Pacific Northwest Owners have moved for summary judgment on their claims SB 265 and SB 266 are unconstitutional. We also moved the court to compel the parties to arbitration. Those motions along with a request by the Montana AG to stay the judicial proceedings were heard by the Magistrate Judge on April 26, 2022. However, the Talen Bankruptcy and resulting automatic stay, has resulted in a hold on this case, including a hold on any decision regarding NorthWestern’s motion to compel arbitration. The Pacific Northwest Owners filed a motion to lift the automatic stay and NorthWestern has joined in that motion. Following oral argument, on July 12, 2022, the Bankruptcy Court announced its decision to continue the stay and ordered Talen to submit a proposal addressing “whether the plants will operate or close and for how costs will be borne with respect to either of those alternatives” and set a hearing for August 15, 2022. If the Bankruptcy Court finds the proposed alternative reasonable, the stay is expected to continue, and if not, the stay may be lifted. The pendency of the lawsuits has delayed, and the Talen Bankruptcy further delays, commencement of the arbitration proceedings and thus delays resolution of the issues we raised when we commenced arbitration.

The closure by third parties of Billings area generation (Corette) and Colstrip units 1 and 2 reducing supply, together with increased customer load and the lack of dispatchable replacement generation in eastern Montana, has accelerated concerns about potential difficulties in physically serving parts of Montana including the Billings area. We are executing on multi-year plans for upgrades to the Billings area substations and other delivery infrastructure, but the addition of dispatchable generation in the area is also critical to reliable service in eastern Montana.

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

Severe weather impacts, including but not limited to, blizzards, thunderstorms, high winds, microbursts, floods, fires, tornadoes and snow or ice storms can disrupt energy generation, transmission and distribution. We derive a significant portion of our energy supply from hydroelectric facilities, and the availability of water can significantly affect operations. Higher temperatures may decrease the Montana snowpack and impact the timing of run-off and may require us to purchase replacement power. Dry conditions, which exist in the West and in our service territory, also increase the threat of fires, which could threaten our communities and electric distribution and transmission lines and facilities. In addition, fires that are alleged to have been caused by our system could expose us to substantial property damage and other claims. Any damage caused as a result of fires could negatively impact our financial condition, results of operations or cash flows.

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

We are obligated to supply power to retail customers and certain wholesale customers and procure natural gas to supply fuel for our natural gas fired generation. Our need to acquire flexible energy supply and capacity in the market to meet our electric and natural gas load serving obligations exposes us to certain risks including the ability to reliably serve customers and significant uncertainty in the cost of supply, which may not be recoverable. We rely upon a combination of base-load supply from our owned generation and market purchases to serve customers. The accredited capacity of our Montana portfolio of owned and long-term contracted electric generation resources covers 70 percent of our recent peak electric requirements, with remaining needs, including additional reserve margin, served through market purchases. Montana has been a net exporter of electric generation and we have relied upon Montana's excess generation for grid reliability and to physically serve customers. A significant number of base-load generation facilities, which may also serve to meet peak requirements, in the state and region have been retired or are scheduled to be retired in the next five to ten years. This includes Colstrip Units 1 and 2, representing 614 MWs of generation on a capacity basis, which ceased operations in January 2020. A decrease in the state and region’s electric capacity, whether for operational reasons or litigation outcomes, may impair the reliability of the grid, particularly during peak demand periods. There can be no assurance that there will be available counterparties to contract with to serve our customers' needs, or that these counterparties will fulfill their obligations to us. There is also no assurance that the transmission capacity required to import market purchases will be available on transmission systems owned by us or by third parties. In addition, the suppliers under these agreements may experience financial or operational problems that inhibit their ability to fulfill their obligations to us. These conditions could result in an inability to physically deliver electricity to our customers. Losing electric service during extreme conditions carries significant consequences, as without our services our customers may be subjected to dire circumstances.

Commodity pricing is an inherent risk component of our business operations and our financial results. Even though rate regulation is premised on full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that our costs are recoverable as discussed above. The prevailing market prices for electricity may fluctuate substantially over relatively short periods of time, potentially adversely impacting our results of operations, financial condition and cash flows due to our need for market purchases and the sharing component of the Montana PCCAM. During 2021 and during the first half of 2022, market prices for electricity and natural gas in peak periods were increasingly volatile, resulting in a significant under collection of these costs impacting our results of operations and cash flows.

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

Our financial results in 2020 were impacted by lower sales volumes, an increase in reserves for uncollectible accounts and an increase in interest expense, partly offset by lowering operating, general and administrative expense as a result of the COVID-19 pandemic. The long-term impact of the COVID-19 pandemic is highly uncertain and subject to change, and also depends on factors beyond our knowledge or control, including the ultimate duration and severity of this outbreak, third-party actions taken to contain its spread and mitigate its public health effects, and possible federal or state legislative actions related to utility operations, including disconnect moratoriums, or additional economic stimulus packages.

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

Executive Order 14042 provides, generally, that federal agencies ensure that covered contracts and contract-like instruments include a clause that the federal contractor and any subcontractor be fully vaccinated against COVID-19 and comply with other COVID-related requirements such as social distancing and masking. The Executive Order did not apply to all government contracts, and we determined that the Executive Order did not apply to our government contracts. Since then, multiple courts have enjoined the Executive Order’s implementation, although the court decisions are not uniform in their application or the states to which the injunction applies. We have determined that Executive Order 14042 does not apply to our existing contracts, so we are not required to implement it currently. However, our obligation to comply with Executive Order 14042 could change in the future depending on the ultimate resolution of court challenges to that Order and any new contracts.

Any such workforce implications and / or limitations or closures impact our ability to achieve our capital investment program and could have a material adverse impact on our ability to serve our customers and on our business, financial condition and results of operations.

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

A downgrade of our credit ratings to less than investment grade could adversely affect our liquidity. We continue to maintain our investment grade credit ratings. During a 2022 review process, Fitch Ratings downgraded our rating with a stable outlook. Certain of our credit agreements and other credit arrangements with counterparties require us to provide collateral in the form of letters of credit or cash to support our obligations if we fall below investment grade. Also, a downgrade below investment grade could hinder our ability to raise capital on favorable terms and would increase our borrowing costs. Higher interest rates on borrowings with variable interest rates could also have an adverse effect on our results of operations.

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

In addition, we are subject to price escalation risk with one of the largest contracts included in the electric QF liability due to variable contract terms. In recording the electric QF liability, we estimate an annual escalation rate over the remaining term of the contract (through June 2024). To the extent the annual escalation rate exceeds our estimate, our results of operations, cash flows and financial position could be adversely affected.

ITEM 6.                      EXHIBITS -

(a) Exhibits

Exhibit 10.1 Credit agreement, dated May 18, 2022 among Northwestern Corporation, as borrower, the several lenders from time to time parties hereto, BOFA Securities Inc., Mizuho Bank, LTD. and U.S. Bank National Association, as joint lead arrangers, Mizuho Bank, LTD and U.S. Bank National Association as co-syndication agents, Keybank National Association, as documentation agent, and Bank of America, N.A., as administrative agent, dated May 18, 2022. (incorporated by reference to Exhibit 10.1 of Northwestern Corporation's Current Report on Form 8-K, dated May 23, 2022, Commission File No. 1-10499)

Exhibit 31.1—Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

NorthWestern Corporation
Date:	July 28, 2022	By:	/s/ CRYSTAL D. LAIL
Crystal D. Lail
Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer