Form 10-Q
period 2022-09-30
NORTHWESTERN CORP
filed 2022-10-25
CIK 73088

VERSION 3
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, Par Value $0.01, 57,778,743 shares outstanding at October 21, 2022

VERSION 3
NORTHWESTERN CORPORATION

FORM 10-Q

VERSION 3
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

VERSION 3
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

VERSION 3

PART 1. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Electric	$292,270	$287,473	$807,415	$798,984
Gas	42,798	38,482	245,139	225,991
Total Revenues	335,068	325,955	1,052,554	1,024,975
Operating expenses
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	108,920	98,659	338,994	311,137
Operating and maintenance	54,654	56,002	160,785	159,317
Administrative and general	28,146	24,946	87,010	79,596
Property and other taxes	46,466	43,572	140,209	138,337
Depreciation and depletion	48,588	47,112	145,705	140,896
Total Operating Expenses	286,774	270,291	872,703	829,283
Operating income	48,294	55,664	179,851	195,692
Interest expense, net	(25,332)	(23,283)	(73,081)	(70,266)
Other income, net	4,157	5,326	11,791	13,932
Income before income taxes	27,119	37,707	118,561	139,358
Income tax benefit (expense)	249	(2,511)	(2,297)	(3,854)
Net Income	$27,368	$35,196	$116,264	$135,504

Average Common Shares Outstanding	56,311	51,892	54,901	51,175
Basic Earnings per Average Common Share	$0.48	$0.68	$2.12	$2.65
Diluted Earnings per Average Common Share	$0.47	$0.68	$2.09	$2.64
Dividends Declared per Common Share	$0.63	$0.62	$1.89	$1.86

See Notes to Condensed Consolidated Financial Statements

VERSION 3
NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Income	$27,368	$35,196	$116,264	$135,504
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(4)	(1)	(5)	(56)
Postretirement medical liability adjustment	(158)	(159)	(474)	(476)
Reclassification of net losses on derivative instruments	113	113	339	339
Total Other Comprehensive Loss	(49)	(47)	(140)	(193)
Comprehensive Income	$27,319	$35,149	$116,124	$135,311

See Notes to Condensed Consolidated Financial Statements

VERSION 3
NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	September 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$9,069	$2,820
Restricted cash	19,656	15,942
Accounts receivable, net	149,149	198,671
Inventories	129,254	80,614
Regulatory assets	136,329	115,541
Prepaid expenses and other	29,346	24,207
Total current assets	472,803	437,795
Property, plant, and equipment, net	5,533,601	5,247,232
Goodwill	357,586	357,586
Regulatory assets	701,771	690,686
Other noncurrent assets	48,452	47,144
Total Assets	$7,114,213	$6,780,443
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of finance leases	$3,040	$2,875
Current portion of long-term debt	144,467	—
Accounts payable	148,451	115,237
Accrued expenses and other	300,702	233,351
Regulatory liabilities	21,781	28,179
Total current liabilities	618,441	379,642
Long-term finance leases	9,602	11,897
Long-term debt	2,409,002	2,541,478
Deferred income taxes	518,076	499,634
Noncurrent regulatory liabilities	656,467	638,760
Other noncurrent liabilities	365,296	369,319
Total Liabilities	4,576,884	4,440,730
Commitments and Contingencies (Note 10)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 61,317,609 and 57,776,740 shares, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	613	576
Treasury stock at cost	(98,578)	(98,248)
Paid-in capital	1,900,992	1,716,227
Retained earnings	741,752	728,468
Accumulated other comprehensive loss	(7,450)	(7,310)
Total Shareholders' Equity	2,537,329	2,339,713
Total Liabilities and Shareholders' Equity	$7,114,213	$6,780,443

See Notes to Condensed Consolidated Financial Statements

VERSION 3
NORTHWESTERN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES:
Net income	$116,264	$135,504
Items not affecting cash:
Depreciation and depletion	145,705	140,896
Amortization of debt issuance costs, discount and deferred hedge gain	4,044	3,951
Stock-based compensation costs	4,324	5,850
Equity portion of allowance for funds used during construction	(9,983)	(7,829)
Loss on disposition of assets	524	6,536
Deferred income taxes	(12,127)	(681)
Changes in current assets and liabilities:
Accounts receivable	49,522	28,901
Inventories	(48,639)	(23,400)
Other current assets	(5,139)	(8,442)
Accounts payable	36,064	(12,472)
Accrued expenses and other	67,636	85,015
Regulatory assets	(20,788)	(67,672)
Regulatory liabilities	(6,398)	(32,941)
Other noncurrent assets	8,968	610
Other noncurrent liabilities	(20,707)	(32,216)
Cash Provided by Operating Activities	309,270	221,610
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(386,339)	(311,160)
Investment in equity securities	(914)	(655)
Cash Used in Investing Activities	(387,253)	(311,815)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	179,903	121,066
Dividends on common stock	(102,980)	(95,148)
Issuance of long-term debt, net	—	99,915
Line of credit borrowings, net	12,000	73,000
Repayments on long-term debt	—	(955)
Repayments of short-term borrowings	—	(100,000)
Other financing activities, net	(977)	(550)
Cash Provided by Financing Activities	87,946	97,328
Increase in Cash, Cash Equivalents, and Restricted Cash	9,963	7,123
Cash, Cash Equivalents, and Restricted Cash, beginning of period	18,762	17,096
Cash, Cash Equivalents, and Restricted Cash, end of period	$28,725	$24,219
Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$9,060	$3,630
Interest	60,610	57,473
Significant non-cash transactions:
Capital expenditures included in accounts payable	26,184	23,500

See Notes to Condensed Consolidated Financial Statements

VERSION 3
NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,
	Number of Common Shares	Number of Treasury Shares	Common Stock	Treasury Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at June 30, 2021	55,118	3,558	$551	$(98,578)	$1,575,159	$707,598	$(7,415)	$2,177,315

Net income	—	—	—	—	—	35,196	—	35,196
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(1)	(1)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	113	113
Postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	(159)	(159)
Stock-based compensation	—	—	—	—	1,301	—	—	1,301
Issuance of shares	1,039	(6)	11	154	64,930	—	—	65,095
Dividends on common stock ($0.620 per share)	—	—	—	—	—	(32,327)	—	(32,327)
Balance at September 30, 2021	56,157	3,552	$562	$(98,424)	$1,641,390	$710,467	$(7,462)	$2,246,533

Balance at June 30, 2022	59,697	3,548	$597	$(98,765)	$1,820,531	$749,558	$(7,401)	$2,464,520

Net income	—	—	—	—	—	27,368	—	27,368
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(4)	(4)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	113	113
Postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	(158)	(158)
Stock-based compensation	—	—	—	—	2,080	—	—	2,080
Issuance of shares	1,621	(7)	16	187	78,381	—	—	78,584
Dividends on common stock ($0.630 per share)	—	—	—	—	—	(35,174)	—	(35,174)
Balance at September 30, 2022	61,318	3,541	$613	$(98,578)	$1,900,992	$741,752	$(7,450)	$2,537,329

VERSION 3

	Nine Months Ended September 30,
	Number of Common Shares	Number of Treasury Shares	Common Stock	Treasury Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 31, 2020	54,145	3,558	$541	$(98,075)	$1,513,787	$670,111	$(7,269)	$2,079,095

Net income	—	—	—	—	—	135,504	—	135,504
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(56)	(56)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	339	339
Postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	(476)	(476)
Stock-based compensation	93	17	1	(970)	5,811	—	—	4,842
Issuance of shares	1,919	(23)	20	621	121,792	—	—	122,433
Dividends on common stock ($1.860 per share)	—	—	—	—	—	(95,148)	—	(95,148)
Balance at September 30, 2021	56,157	3,552	$562	$(98,424)	$1,641,390	$710,467	$(7,462)	$2,246,533

Balance at December 31, 2021	57,606	3,546	$576	$(98,248)	$1,716,227	$728,468	$(7,310)	$2,339,713

Net income	—	—	—	—	—	116,264	—	116,264
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(5)	(5)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	339	339
Postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	(474)	(474)
Stock-based compensation	87	16	1	(911)	6,056	—	—	5,146
Issuance of shares	3,625	(21)	36	581	178,709	—	—	179,326
Dividends on common stock ($1.890 per share)	—	—	—	—	—	(102,980)	—	(102,980)
Balance at September 30, 2022	61,318	3,541	$613	$(98,578)	$1,900,992	$741,752	$(7,450)	$2,537,329

See Notes to Condensed Consolidated Financial Statements

VERSION 3
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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires us to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The unaudited Condensed Consolidated Financial Statements (Financial Statements) reflect all adjustments (which unless otherwise noted are normal and recurring in nature) that are, in our opinion, necessary to fairly present our financial position, results of operations and cash flows. The actual results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Events occurring subsequent to September 30, 2022 have been evaluated as to their potential impact to the Financial Statements through the date of issuance.

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

Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	September 30,	December 31,	September 30,	December 31,
	2022	2021	2021	2020
Cash and cash equivalents	$9,069	$2,820	$8,577	$5,811
Restricted cash	19,656	15,942	15,642	11,285
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$28,725	$18,762	$24,219	$17,096

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

VERSION 3
(2) Regulatory Matters

Montana Rate Review

On August 8, 2022, we filed a Montana electric and natural gas rate review with the Montana Public Service Commission (MPSC) requesting an annual increase to electric and natural gas utility rates of $171.0 million and $23.0 million, respectively, detailed as follows:

Requested Revenue Increase (in millions)
	Electric	Natural Gas
Base Rates	$91.8	$20.2
Power Cost & Credit Mechanism (PCCAM)(1)	$68.1	n/a
Property Tax (tracker true-up)(1)	$11.1	$2.8
Total	$171.0	$23.0
(1) These items are flow-through costs, which represent approximately 42% of the requested electric and natural gas revenue increase.

Our electric request is based on a return on equity of 10.60% with a forecasted 2022 rate base of $2.8 billion and a capital structure of 51.98% debt and 48.02% equity. Our natural gas request is based on a return on equity of 10.60% with a forecasted 2022 rate base of $575.3 million and a capital structure of 51.98% debt and 48.02% equity.

Within this rate review filing we requested an increase to the Power Cost and Credit Mechanism (PCCAM) base rate (PCCAM Base) of $68.1 million, as well as structural revisions to the PCCAM mechanism to provide customers with prices that better reflect the cost of services received. We also proposed to implement a revised electric only pilot for the Fixed Cost Recovery Mechanism (FCRM) beginning July 1, 2023, or alternatively to terminate the FCRM. Our rate review filing also includes proposals for more timely cost recovery beyond the test period, including critical reliability resources, such as the Yellowstone Generating Station, our Enhanced Wildfire Mitigation plan, and business technology maintenance costs.

On September 28, 2022, the MPSC approved the recommendations of the MPSC Staff for interim rates, subject to refund, which increased base electric rates $29.4 million, PCCAM Base rates $61.1 million, and base natural gas rates $1.7 million, effective October 1, 2022.

Montana Community Renewable Energy Projects (CREPs)

As further discussed in Note 3 - "Regulatory Matters" of our Annual Report on Form 10-K for the year ended December 31, 2021, we have been involved in litigation associated with our past progress towards meeting obligations to acquire renewable energy projects, as mandated by the recently repealed Montana CREP requirement. Although we had been granted waivers by the MPSC and the CREP requirement was subsequently repealed by the Montana legislature, on May 9, 2022, the Montana District Court imposed a $2.5 million penalty against us, payable to the Universal Low Income Assistance Fund in Montana, in connection with the petition filed by the Montana Environmental Information Center (MEIC) challenging the MPSC's decision granting our waiver requests from CREP compliance in 2015 and 2016. The expense associated with this penalty was accrued for within our second quarter 2022 results. We filed an appeal with the Montana Supreme Court.

Federal Energy Regulatory Commission (FERC) Financial Audit

We are subject to FERC’s jurisdiction and regulations with respect to rates for electric transmission service in interstate commerce and electricity sold at wholesale rates, the issuance of certain securities, and incurrence of certain long-term debt, among other things. The Division of Audits and Accounting in the Office of Enforcement of FERC initiated a routine audit of NorthWestern Corporation for the period of January 1, 2018 to October 31, 2021 to evaluate our compliance with FERC accounting and financial reporting requirements. In May 2022, we received the final audit report from FERC and the resolution of the identified audit findings and recommendations did not have a material financial impact on our Financial Statements.

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

VERSION 3
flow-through method. When the flow-through method of accounting for temporary differences is reflected in regulated revenues, we record deferred income taxes and establish related regulatory assets and liabilities.

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in thousands):

	Three Months Ended September 30,
	2022		2021
Income before income taxes	$27,119		$37,707

Income tax calculated at federal statutory rate	5,697	21.0%	7,918	21.0%

Permanent or flow-through adjustments:
State income tax, net of federal provisions	145	0.5	397	1.1
Flow-through repairs deductions	(3,374)	(12.4)	(3,473)	(9.2)
Production tax credits	(1,668)	(6.2)	(1,877)	(5.0)
Income tax return to accrual adjustment	(926)	(3.4)	389	1.0
Amortization of excess deferred income tax	(246)	(0.9)	(126)	(0.3)
Share-based compensation	—	—	(62)	(0.2)
Plant and depreciation of flow-through items	266	1.0	(288)	(0.8)
Other, net	(143)	(0.5)	(367)	(1.0)
	(5,946)	(21.9)	(5,407)	(14.4)

Income tax (benefit) expense	$(249)	(0.9)%	$2,511	6.6%

	Nine Months Ended September 30,
	2022		2021
Income before income taxes	$118,561		$139,358

Income tax calculated at federal statutory rate	24,897	21.0%	29,265	21.0%

Permanent or flow through adjustments:
State income, net of federal provisions	976	0.8	674	0.5
Flow-through repairs deductions	(13,488)	(11.4)	(15,553)	(11.2)
Production tax credits	(8,050)	(6.8)	(8,446)	(6.1)
Income tax return to accrual adjustment	(926)	(0.8)	389	0.3
Amortization of excess deferred income tax	(819)	(0.7)	(534)	(0.4)
Share-based compensation	(253)	(0.2)	(323)	(0.2)
Plant and depreciation of flow through items	409	0.3	(812)	(0.6)
Other, net	(449)	(0.3)	(806)	(0.5)
	(22,600)	(19.1)	(25,411)	(18.2)

Income tax expense	$2,297	1.9%	$3,854	2.8%

VERSION 3

Uncertain Tax Positions

We recognize tax positions that meet the more-likely-than-not threshold as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. We had unrecognized tax benefits of approximately $30.8 million as of September 30, 2022, including approximately $28.0 million that, if recognized, would impact our effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitation within the next twelve months.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2022, we have accrued $1.1 million for the payment of interest and penalties on the Condensed Consolidated Balance Sheets. As of December 31, 2021, we had accrued $0.5 million for the payment of interest and penalties on the Condensed Consolidated Balance Sheets.

Tax years 2018 and forward remain subject to examination by the Internal Revenue Service and state taxing authorities.

(4) Comprehensive (Loss) Income

The following tables display the components of Other Comprehensive (Loss) Income, after-tax, and the related tax effects (in thousands):

	Three Months Ended
	September 30, 2022			September 30, 2021
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation adjustment	$(4)	$—	$(4)	$(1)	$—	$(1)
Reclassification of net income on derivative instruments	153	(40)	113	153	(40)	113
Postretirement medical liability adjustment	(212)	54	(158)	(212)	53	(159)
Other comprehensive (loss) income	$(63)	$14	$(49)	$(60)	$13	$(47)

	Nine Months Ended
	September 30, 2022			September 30, 2021
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation adjustment	$(5)	$—	$(5)	$(56)	$—	$(56)
Reclassification of net income on derivative instruments	459	(120)	339	459	(120)	339
Postretirement medical liability adjustment	(636)	162	(474)	(636)	160	(476)
Other comprehensive (loss) income	$(182)	$42	$(140)	$(233)	$40	$(193)

Balances by classification included within accumulated other comprehensive loss (AOCL) on the Condensed Consolidated Balance Sheets are as follows, net of tax (in thousands):

	September 30, 2022	December 31, 2021
Foreign currency translation	$1,438	$1,443
Derivative instruments designated as cash flow hedges	(9,938)	(10,277)
Postretirement medical plans	1,050	1,524
Accumulated other comprehensive loss	$(7,450)	$(7,310)

VERSION 3

The following tables display the changes in AOCL by component, net of tax (in thousands):

		Three Months Ended
		September 30, 2022
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(10,051)	$1,208	$1,442	$(7,401)
Other comprehensive income before reclassifications		—	—	(4)	(4)
Amounts reclassified from AOCL	Interest Expense	113	—	—	113
Amounts reclassified from AOCL		—	(158)	—	(158)
Net current-period other comprehensive income (loss)		113	(158)	(4)	(49)
Ending balance		$(9,938)	$1,050	$1,438	$(7,450)

		Three Months Ended
		September 30, 2021
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(10,503)	$1,643	$1,445	$(7,415)
Other comprehensive income before reclassifications		—	—	(1)	(1)
Amounts reclassified from AOCL	Interest Expense	113	—	—	113
Amounts reclassified from AOCL		—	(159)	—	(159)
Net current-period other comprehensive income (loss)		113	(159)	(1)	(47)
Ending balance		$(10,390)	$1,484	$1,444	$(7,462)

VERSION 3

		Nine Months Ended
		September 30, 2022
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(10,277)	$1,524	$1,443	$(7,310)
Other comprehensive loss before reclassifications		—	—	(5)	(5)
Amounts reclassified from AOCL	Interest Expense	339	—	—	339
Amounts reclassified from AOCL		—	(474)	—	(474)
Net current-period other comprehensive income (loss)		339	(474)	(5)	(140)
Ending balance		$(9,938)	$1,050	$1,438	$(7,450)

		Nine Months Ended
		September 30, 2021
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(10,729)	$1,960	$1,500	$(7,269)
Other comprehensive loss before reclassifications		—	—	(56)	(56)
Amounts reclassified from AOCL	Interest Expense	339	—	—	339
Amounts reclassified from AOCL		—	(476)	—	(476)
Net current-period other comprehensive income (loss)		339	(476)	(56)	(193)
Ending balance		$(10,390)	$1,484	$1,444	$(7,462)

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

VERSION 3
spread of 75.00 basis points, and will be subject to decrease on certain dates specified in the forward sale agreement by amounts related to expected dividends on shares of common stock during the term of the forward sale agreement.

On June 24, 2022, we partially settled the forward sale agreement by physically delivering 2,004,483 shares of common stock in exchange for cash proceeds of $99.9 million, net of issuance costs. Additionally, on September 21, 2022, we partially settled the forward sale agreement by physically delivering 1,618,932 shares of common stock in exchange for cash proceeds of approximately $80.0 million, net of issuance costs. The proceeds were used to pay down borrowings under our revolving credit facility and for other general corporate purposes.

At September 30, 2022, the remaining obligation under the forward agreements could have been settled with physical delivery of 1,960,698 common shares to the banking counterparty in exchange for cash of $96.9 million. The forward agreements could have also been settled at September 30, 2022, with delivery of $10.3 million of cash or 186,254 shares of common stock to the counterparty, if we elected net cash or net share settlement, respectively.

On May 18, 2022, we entered into an amendment and restatement of our existing $425.0 million revolving credit facility to, among other things, change the Eurodollar rate to the secured overnight financing rate as administered by the Federal Reserve Bank of New York (SOFR) and extend the maturity date of the facility from September 2, 2023 to May 18, 2027. The amended and restated credit facility (the Credit Facility) maintains the same capacity at $425.0 million and uncommitted features that allow us to request up to two one-year extensions to the maturity date and increase the size of the facility by up to an additional $75.0 million. The Credit Facility does not amortize and is unsecured. Borrowings may be made at interest rates equal to (a) SOFR, plus a credit spread adjustment of 10.0 basis points and plus a margin of 100.0 to 175.0 basis points, or (b) a base rate, plus a margin of 0.0 to 75.0 basis points.

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

Financial data for the business segments are as follows (in thousands):

Three Months Ended
September 30, 2022	Electric	Gas	Other	Eliminations	Total
Operating revenues	$292,270	$42,798	$—	$—	$335,068
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	95,553	13,367	—	—	108,920
Utility margin	196,717	29,431	—	—	226,148
Operating and maintenance	40,914	13,740	—	—	54,654
Administrative and general	20,739	7,934	(527)	—	28,146
Property and other taxes	36,353	10,110	3	—	46,466
Depreciation and depletion	40,647	7,941	—	—	48,588
Operating income (loss)	58,064	(10,294)	524	—	48,294
Interest expense, net	(18,225)	(3,238)	(3,869)	—	(25,332)
Other income (expense), net	2,944	1,727	(514)	—	4,157
Income tax (expense) benefit	(1,006)	1,119	136	—	249
Net income (loss)	$41,777	$(10,686)	$(3,723)	$—	$27,368
Total assets	$5,741,879	$1,365,896	$6,438	$—	$7,114,213
Capital expenditures	$122,522	$29,379	$—	$—	$151,901

VERSION 3

Three Months Ended
September 30, 2021	Electric	Gas	Other	Eliminations	Total
Operating revenues	$287,473	$38,482	$—	$—	$325,955
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	89,375	9,284	—	—	98,659
Utility margin	198,098	29,198	—	—	227,296
Operating and maintenance	44,319	11,683	—	—	56,002
Administrative and general	16,302	8,746	(102)	—	24,946
Property and other taxes	34,066	9,504	2	—	43,572
Depreciation and depletion	38,634	8,478	—	—	47,112
Operating income (loss)	64,777	(9,213)	100	—	55,664
Interest expense, net	(20,429)	(1,640)	(1,214)	—	(23,283)
Other income (expense), net	3,348	2,016	(38)	—	5,326
Income tax (expense) benefit	(1,680)	725	(1,556)	—	(2,511)
Net income (loss)	$46,016	$(8,112)	$(2,708)	$—	$35,196
Total assets	$5,370,432	$1,291,144	$5,054	$—	$6,666,630
Capital expenditures	$102,188	$26,778	$—	$—	$128,966

Nine Months Ended
September 30, 2022	Electric	Gas	Other	Eliminations	Total
Operating revenues	$807,415	$245,139	$—	$—	$1,052,554
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	230,872	108,122	—	—	338,994
Utility margin	576,543	137,017	—	—	713,560
Operating and maintenance	121,237	39,548	—	—	160,785
Administrative and general	63,591	23,757	(338)	—	87,010
Property and other taxes	109,204	30,998	7	—	140,209
Depreciation and depletion	121,256	24,449	—	—	145,705
Operating income	161,255	18,265	331	—	179,851
Interest expense, net	(56,031)	(9,951)	(7,099)	—	(73,081)
Other income (expense)	7,245	4,669	(123)	—	11,791
Income tax (expense) benefit	(2,790)	(1,263)	1,756	—	(2,297)
Net income (loss)	$109,679	$11,720	$(5,135)	$—	$116,264
Total assets	$5,741,879	$1,365,896	$6,438	$—	$7,114,213
Capital expenditures	$312,804	$73,535	$—	$—	$386,339

VERSION 3

Nine Months Ended
September 30, 2021	Electric	Gas	Other	Eliminations	Total
Operating revenues	$798,984	$225,991	$—	$—	$1,024,975
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	218,802	92,335	—	—	311,137
Utility margin	580,182	133,656	—	—	713,838
Operating and maintenance	122,013	37,304	—	—	159,317
Administrative and general	54,398	23,569	1,629	—	79,596
Property and other taxes	108,050	30,281	6	—	138,337
Depreciation and depletion	115,858	25,038	—	—	140,896
Operating income (loss)	179,863	17,464	(1,635)	—	195,692
Interest expense, net	(62,007)	(4,550)	(3,709)	—	(70,266)
Other income	8,392	4,035	1,505	—	13,932
Income tax (expense) benefit	(2,369)	(1,505)	20	—	(3,854)
Net income (loss)	$123,879	$15,444	$(3,819)	$—	$135,504
Total assets	$5,370,432	$1,291,144	$5,054	$—	$6,666,630
Capital expenditures	$253,588	$57,572	$—	$—	$311,160

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

Disaggregation of Revenue

VERSION 3
The following tables disaggregate our revenue by major source and customer class (in millions):

	Three Months Ended
	September 30, 2022			September 30, 2021
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Montana	$85.2	$10.8	$96.0	$85.5	$9.9	$95.4
South Dakota	19.0	2.4	21.4	18.8	2.2	21.0
Nebraska	—	3.2	3.2	—	2.5	2.5
Residential	104.2	16.4	120.6	104.3	14.6	118.9
Montana	92.6	7.1	99.7	95.2	6.1	101.3
South Dakota	29.1	2.1	31.2	28.8	1.8	30.6
Nebraska	—	2.3	2.3	—	1.5	1.5
Commercial	121.7	11.5	133.2	124.0	9.4	133.4
Industrial	9.7	0.1	9.8	9.2	—	9.2
Lighting, governmental, irrigation, and interdepartmental	12.6	0.2	12.8	13.1	0.1	13.2
Total Customer Revenues	248.2	28.2	276.4	250.6	24.1	274.7
Other tariff and contract based revenues	22.3	8.6	30.9	26.9	8.7	35.6
Total Revenue from Contracts with Customers	270.5	36.8	307.3	277.5	32.8	310.3
Regulatory amortization and other	21.8	6.0	27.8	10.0	5.7	15.7
Total Revenues	$292.3	$42.8	$335.1	$287.5	$38.5	$326.0

	Nine Months Ended
	September 30, 2022			September 30, 2021
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Montana	$252.9	$91.7	$344.6	$251.4	$82.4	$333.8
South Dakota	55.0	31.7	86.7	51.0	18.7	69.7
Nebraska	—	26.0	26.0	—	14.6	14.6
Residential	307.9	149.4	457.3	302.4	115.7	418.1
Montana	263.4	48.9	312.3	266.6	42.9	309.5
South Dakota	83.2	23.0	106.2	77.0	12.6	89.6
Nebraska	—	16.0	16.0	—	7.7	7.7
Commercial	346.6	87.9	434.5	343.6	63.2	406.8
Industrial	28.4	0.9	29.3	28.1	0.7	28.8
Lighting, governmental, irrigation, and interdepartmental	25.4	1.4	26.8	26.8	1.0	27.8
Total Customer Revenues	708.3	239.6	947.9	700.9	180.6	881.5
Other tariff and contract based revenues	64.0	27.8	91.8	69.2	27.5	96.7
Total Revenue from Contracts with Customers	772.3	267.4	1,039.7	770.1	208.1	978.2
Regulatory amortization and other	35.1	(22.2)	12.9	28.9	17.9	46.8
Total Revenues	$807.4	$245.2	$1,052.6	$799.0	$226.0	$1,025.0

(8) Earnings Per Share

Basic earnings per share are computed by dividing earnings applicable to common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of common stock equivalent shares that could occur if unvested shares were to vest. Common stock equivalent shares are calculated using the

VERSION 3
treasury stock method, as applicable. The dilutive effect is computed by dividing earnings applicable to common stock by the weighted average number of common shares outstanding plus the effect of the outstanding unvested restricted stock and performance share awards and forward equity sale. Average shares used in computing the basic and diluted earnings per share are as follows:

	Three Months Ended
	September 30, 2022	September 30, 2021
Basic computation	56,310,526	51,891,557
Dilutive effect of:
Performance share awards(1)	14,306	136,865
Forward equity sale(2)	312,572	—
Diluted computation	56,637,404	52,028,422

	Nine Months Ended
	September 30, 2022	September 30, 2021
Basic computation	54,901,161	51,175,345
Dilutive effect of:
Performance share awards(1)	20,150	136,995
Forward equity sale(2)	619,361	—
Diluted computation	55,540,672	51,312,340

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

As of September 30, 2022, there were 51,829 shares from performance and restricted share awards which were antidilutive and excluded from the earnings per share calculations, compared to 23,722 shares as of September 30, 2021.

(9) Employee Benefit Plans

We sponsor and/or contribute to pension and postretirement health care and life insurance benefit plans for eligible employees. Net periodic benefit cost (credit) for our pension and other postretirement plans consists of the following (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
Components of Net Periodic Benefit Cost (Credit)
Service cost	$2,555	$3,275	$88	$103
Interest cost	4,697	4,704	90	79
Expected return on plan assets	(6,043)	(6,841)	(262)	(230)
Amortization of prior service credit	—	—	(472)	(459)
Recognized actuarial loss (gain)	96	1,744	(13)	(8)
Net periodic benefit cost (credit)	$1,305	$2,882	$(569)	$(515)

VERSION 3

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Components of Net Periodic Benefit Cost (Credit)
Service cost	$7,667	$9,824	$263	$306
Interest cost	14,090	14,114	269	238
Expected return on plan assets	(18,129)	(20,525)	(785)	(689)
Amortization of prior service credit	—	—	(1,418)	(1,377)
Recognized actuarial loss (gain)	287	5,233	(37)	(23)
Net periodic benefit cost (credit)	$3,915	$8,646	$(1,708)	$(1,545)

We have contributed $8.2 million to our pension plans during the nine months ended September 30, 2022. We expect to contribute $3.0 million to our pension plans during the remainder of 2022.

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

VERSION 3

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

Our environmental exposure includes a number of components, including remediation expenses related to the cleanup of current or former properties, and costs to comply with changing environmental regulations related to our operations. At present, our environmental reserve, which relates primarily to the remediation of former manufactured gas plant sites owned by us or for which we are responsible, is estimated to range between $23.4 million to $30.0 million. As of September 30, 2022, we had a reserve of approximately $25.4 million, which has not been discounted. Environmental costs are recorded when it is probable we are liable for the remediation and we can reasonably estimate the liability. We use a combination of site investigations and monitoring to formulate an estimate of environmental remediation costs for specific sites. Our monitoring procedures and development of actual remediation plans depend not only on site specific information but also on coordination with the different environmental regulatory agencies in our respective jurisdictions; therefore, while remediation exposure exists, it may be many years before costs are incurred.

Over time, as costs become determinable, we may seek authorization to recover such costs in rates or seek insurance reimbursement as available and applicable; therefore, although we cannot guarantee regulatory recovery, we do not expect these costs to have a material effect on our consolidated financial position or results of operations.

Global Climate Change - National and international actions have been initiated to address global climate change and the contribution of greenhouse gas (GHG) including, most significantly, carbon dioxide (CO2) and methane emissions from natural gas. These actions include legislative proposals, Executive, Congressional and Environmental Protection Agency (EPA) actions at the federal level, state level activity, investor activism and private party litigation relating to GHG emissions. Coal-fired plants have come under particular scrutiny due to their level of GHG emissions. We have joint ownership interests in four coal-fired electric generating plants, all of which are operated by other companies. We are responsible for our proportionate share of the capital and operating costs while being entitled to our proportionate share of the power generated.

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

As expected, subsequent to that ruling, EPA opened a docket to collect public input to guide the EPA’s next effort to reduce GHG emissions from new and existing coal fired plants and natural gas operations. EPA indicated that it intends to use this non-rulemaking docket to gather perspectives from a broad group of stakeholders in advance of an expected proposed rulemaking.

VERSION 3
Therefore, we cannot predict whether or how future GHG emission regulations or litigation will impact our plants, including any actions taken by federal or state authorities, or courts. As GHG regulations are implemented, it could result in additional compliance costs impacting our future results of operations and financial position if such costs are not recovered through regulated rates. We will continue working with federal and state regulatory authorities, other utilities, and stakeholders to seek relief from any GHG regulations that, in our view, disproportionately impact customers in our region.
Future additional environmental requirements - federal or state - could cause us to incur material costs of compliance, increase our costs of procuring electricity, decrease transmission revenue and impact cost recovery. Technology to efficiently capture, remove and/or sequester such GHG emissions may not be available within a timeframe consistent with the implementation of any such requirements. Physical impacts of climate change also may present potential risks for severe weather, such as droughts, fires, floods, wind, ice storms and tornadoes, in the locations where we operate or have interests. These potential risks may impact costs for electric and natural gas supply and maintenance of generation, distribution, and transmission facilities.

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

On August 31, 2021, the District Court ruled that the four agreements were valid and enforceable contracts and that we breached the agreements on June 16, 2016 by refusing to go forward with the projects in spite of the MPSC's Orders. On December 15, 2021, after a three-day trial, the jury determined that PNWS had sustained $0.5 million in damages and the judge subsequently entered judgment against us in that amount.

We filed a post-trial motion on January 13, 2022 seeking to have the judgment set aside. On February 9, 2022, the judge denied our post-trial motion. We filed our Notice of Appeal to the Ninth Circuit Court of Appeals on March 1, 2022, and PNWS filed its Cross-Notice of Appeal on March 9, 2022. Briefing has concluded, and we expect that the Ninth Circuit will hear oral arguments before rendering a decision.

While the Ninth Circuit had encouraged the parties to engage in a voluntary court-supervised mediation, the Court has subsequently determined that further discussions would be unproductive and released both parties from the mediation process.

Talen Montana Bankruptcy

VERSION 3
On May 9, 2022 Talen Energy Supply, LLC (Talen Energy) along with 71 affiliated entities, filed bankruptcy in Houston, Texas, seeking reorganization under Chapter 11 (the Talen Bankruptcy). Talen Montana, LLC (Talen) was one of the affiliated entities that filed bankruptcy and is included as a part of the Talen Bankruptcy. Talen is one of the co-owners of Colstrip Units 1, 2 and 3, and the operator of Units 3 and 4. The Talen Bankruptcy filing, along with the automatic stay under §362 of the Bankruptcy Code, affects pending legal proceedings in which both NorthWestern and Talen are involved, including the State of Montana-Riverbed Rents Litigation, the Colstrip Arbitration and Litigation, and the Colstrip Coal Dust Litigation, as described in the individual matters below. As the Talen Bankruptcy is in its early stages, we are unable to predict the ultimate effect, if any, on Colstrip Units 3 and 4, or other matters in which both NorthWestern and Talen are presently engaged.

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

On April 29, 2022, the parties submitted amended findings of fact and conclusions of law, along with post-trial briefing. The parties, other than Talen, filed responses on May 13, 2022. Talen did not file a response, as it had filed bankruptcy on May 9, 2022. In its response, the State sought to sever Talen and proceed solely against NorthWestern and the United States. A decision on navigability was expected following these submissions. However, the Talen Bankruptcy and resulting automatic stay, resulted in a hold on this case, including a hold on any decision regarding navigability and the State's severance request. The Federal District Court, by order issued June 23, 2022, confirmed it will not rule on the severance until the bankruptcy stay is lifted or ends. On July 16, 2022, Talen filed an adversary complaint in Talen's Bankruptcy, asking the Bankruptcy Court to extend the stay to NorthWestern. Before resolution of the adversary complaint, the parties stipulated and the Bankruptcy Court issued its Order modifying the stay to permit Talen to file its response to the State's amended proposed findings and conclusions and allow the Federal District Court to issue its decision on the navigability phase of the case. The Federal District Court is free to issue its decision on navigability. The damages phase of the case remains stayed.

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

VERSION 3
to pay the State rent for use and occupancy of the riverbeds would be recoverable in rates from customers, although there can be no assurances that the MPSC would approve any such recovery.

Colstrip Arbitration and Litigation

As part of the settlement of litigation brought by the Sierra Club and the MEIC against the owners and operator of Colstrip, the owners of Units 1 and 2 agreed to shut down those units no later than July 2022. In January 2020, the owners of Units 1 and 2 closed those two units. We do not have ownership in Units 1 and 2, and decisions regarding those units, including their shut down, were made by their respective owners. The six owners of Units 3 and 4 currently share the operating costs pursuant to the terms of an operating agreement among them, the Ownership and Operation Agreement (O&O Agreement). Costs of common facilities were historically shared among the owners of all four units. With the closure of Units 1 and 2, we have incurred additional operating costs with respect to our interest in Unit 4 and may experience a negative impact on our transmission revenue due to reduced amounts of energy transmitted across our transmission lines.

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

The Arbitration has given rise to three lawsuits challenging the constitutionality of SB 265 and SB 266. Four of the six joint owners of Units 3 and 4 (The Pacific Northwest Owners) have asserted that the Arbitration must be conducted under the O&O Agreement, with one arbitrator, in Spokane County, Washington, and pursuant to the Washington Arbitration Act. The fifth joint owner asserts the Arbitration must be conducted per the terms of SB 265, which requires the Arbitration be conducted, with three arbitrators, in Montana and pursuant to the Montana Uniform Arbitration Act. The Pacific Northwest Owners have added the Montana AG as a defendant and claim SB 266 is unenforceable as contrary to the U.S. and Montana constitutions. On October 13, 2021 (as clarified on December 17, 2021), the United States District Court for the District of Montana granted a preliminary injunction enjoining the Montana AG from enforcing SB 266. The Pacific Northwest Owners have moved for summary judgment on their claims SB 265 and SB 266 are unconstitutional. We have also moved the court to compel the parties to arbitration. Those motions along with a request by the Montana AG to stay the judicial proceedings were heard by the Magistrate Judge on April 26, 2022. However, the Talen Bankruptcy and automatic stay resulted in a hold on this case, including a hold on any decision regarding NorthWestern’s motion to compel arbitration. On August 25, 2022, the Bankruptcy Court approved a stipulation entered into by Talen, the Pacific Northwest Owners and NorthWestern to modify the automatic stay, to allow the Magistrate Judge to issue her ruling regarding SB 265, SB 266 and to permit the parties to proceed to arbitration.

On September 28, 2022, the Magistrate Judge recommended that SB 265 be found pre-empted by the Federal Arbitration Act and in violation of the contracts clauses of both the United States’ and Montana Constitutions. She also recommended that SB 266 be found to violate the contracts clauses of the United States and Montana Constitutions and the commerce clause of the United States Constitution. All parties had until October 12, 2022, to object to the Magistrate Judge's recommendations. No objections were made. On October 18, 2022, the Federal District Court Judge adopted the Magistrate Judge's recommendations, in full, and entered a final order granting summary judgment as recommended.

The three initiated lawsuits do not make direct financial demands, and instead, address issues related to the process for the Arbitration and for closure of the facility. The pendency of the lawsuits and Talen's Bankruptcy have delayed commencement of the Arbitration proceedings and thus delayed resolution of the issues we raised when we commenced arbitration. Since the Arbitration was initiated, and despite the litigation, we have worked and continue to work with the other joint owners to arrive at an agreed upon process for the Arbitration.

VERSION 3
Colstrip Coal Dust Litigation

On December 14, 2020, a claim was filed against Talen, the operator of the Colstrip Units 1, 2, 3 and 4 (Colstrip), in the Montana Sixteenth Judicial District Court, Rosebud County, Cause No. CV-20-58. The plaintiffs allege they have suffered adverse effects from coal dust generated during operations associated with Colstrip. On August 26, 2021, the claim was amended to add in excess of 100 plaintiffs. It also added NorthWestern, as well as the other owners of Colstrip, and Westmoreland Rosebud Mining LLC, as defendants. Plaintiffs are seeking economic damages, costs and disbursements, punitive damages, attorneys’ fees, and an injunction prohibiting defendants from allowing coal dust to blow onto plaintiffs’ properties. Talen’s bankruptcy and resulting automatic stay prevents the plaintiffs from pursuing their claims against Talen, but does not automatically prevent the plaintiffs from pursuing their claims against the other defendants. On September 26, 2022 the Bankruptcy Court extended the stay as to Talen and the other defendants until 60 days after the date Talen’s plan of reorganization is confirmed by the Bankruptcy Court.

Since this lawsuit is in its early stages, we are unable to predict outcomes or estimate a range of reasonably possible losses.

BNSF Demands for Indemnity and Remediation Costs

NorthWestern has received a demand for indemnity from BNSF Railway Company (BNSF) for past and future environmental investigation and remediation costs incurred by BNSF at one of the three operable units at the Anaconda Copper Mining (ACM) Smelter and Refinery Superfund Site, located near Great Falls, Montana. Smelter and refining operations at the site commenced in 1893 and continued until 1980.

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

NorthWestern owns property in the Railroad Corridor sub-section of Operable Unit 1. BNSF claims it is entitled to indemnity and contribution from NorthWestern for the costs it has and will incur to investigate and remediate contamination in Operable Unit 1. BNSF reports it has incurred in excess of $4.4 million, pending final resolution of response and oversight costs incurred by government agencies (EPA and Montana DEQ), in investigative and other response costs associated with Operable Unit 1, and that in the future it will incur additional costs to implement the final remedy for Operable Unit 1. In the Record of Decision (ROD) for Operable Unit 1 issued on August 21, 2021, the EPA estimated the costs to implement the selected remedies for the Railroad Corridor will be approximately $4.1 million. In the ROD, the EPA also estimated the costs to implement the selected remedy (including institutional controls) for the four “areas of interest” in Operable Unit 1 would be approximately $1.8 million, with annual operating costs of ten thousand dollars. We are evaluating BNSF’s claim and are unable at this time to predict outcomes or estimate a range of reasonably possible losses.

Other Legal Proceedings

We are also subject to various other legal proceedings, governmental audits and claims that arise in the ordinary course of business. In our opinion, the amount of ultimate liability with respect to these other actions will not materially affect our financial position, results of operations, or cash flows.

VERSION 3
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

VERSION 3
As you read this discussion and analysis, refer to our Condensed Consolidated Statements of Income, which present the results of our operations for the three and nine months ended September 30, 2022 and 2021.

VERSION 3

HOW WE PERFORMED AGAINST OUR THIRD QUARTER 2021 RESULTS

	Three Months Ended September 30, 2022 vs. 2021
	Income Before Income Taxes	Income Tax (Expense) Benefit	Net Income
		(in millions)
Third Quarter 2021	$37.7	$(2.5)	$35.2
Variance in revenue and fuel, purchased supply, and direct transmission expense(1) items impacting net income:
Lower transmission revenue due to lower transmission demand due to market conditions and lower pricing	(4.7)	1.2	(3.5)
Higher non-recoverable Montana electric supply costs	(1.3)	0.3	(1.0)
Lower natural gas retail volumes	(0.6)	0.2	(0.4)
Higher electric retail volumes	2.1	(0.5)	1.6
Prior year unfavorable electric QF liability adjustment	1.3	(0.3)	1.0

Variance in expense items(2) impacting net income:
Higher interest expense	(2.0)	0.5	(1.5)
Higher operating, maintenance, and administrative expenses	(1.9)	0.5	(1.4)
Higher depreciation expense due to plant additions	(1.5)	0.4	(1.1)
Higher property tax expenses due to an increase in estimated state and local taxes	(0.7)	0.2	(0.5)
Other	(1.3)	0.3	(1.0)
Third Quarter 2022	$27.1	$0.3	$27.4
Change in Net Income			$(7.8)
(1) Exclusive of depreciation and depletion shown separately below
(2) Excluding fuel, purchased supply, and direct transmission expense

Consolidated net income for the three months ended September 30, 2022 was $27.4 million as compared with $35.2 million for the same period in 2021. This decrease was primarily due to lower transmission revenues, higher interest expense, higher operating costs, higher depreciation and depletion, higher non-recoverable Montana electric supply costs and lower natural gas retail volumes due to unfavorable weather, partly offset by higher electric retail volumes due to favorable weather and customer growth and a prior year unfavorable electric QF liability adjustment.

SIGNIFICANT TRENDS AND REGULATION

Regulatory Update

Rate Review Filings – Rate reviews are necessary to recover the cost of providing safe, reliable service, while contributing to earnings growth and achieving our financial objectives. We regularly review the need for electric and natural gas rate relief in each state in which we provide service. On August 8, 2022, we filed a Montana electric and natural gas rate review filing (2021 test year) under Docket 2022.07.78. A summary of our requests within this rate review is below:

VERSION 3

Montana Rate Review ($ in millions)
	Electric	Natural Gas
Current ROE	9.65%	9.55%
Current Equity Ratio	49.38%	46.79%
Proposed ROE	10.60%	10.60%
Proposed Equity Ratio	48.02%	48.02%
Forecasted 2022 Rate Base	$2,790	$575
Net Rate Base Increase	$453	$143
Requested Revenue Increase (in millions)
	Electric	Natural Gas
Base Rates	$91.8	$20.2
Power Cost & Credit Mechanism (PCCAM)(1)	$68.1	n/a
Property Tax (tracker true-up)(1)	$11.1	$2.8
Total	$171.0	$23.0
(1) These items are flow-through costs, which represent approximately 42% of the requested electric and natural gas revenue increase.

Within this rate review filing we requested an increase to the PCCAM base rate (PCCAM Base) of $68.1 million as well as structural revisions to the PCCAM mechanism to provide customers with prices that better reflect the cost of services received. We also proposed to implement a revised electric only pilot for the Fixed Cost Recovery Mechanism (FCRM) beginning July 1, 2023, or alternatively to terminate the FCRM. Our rate review filing also includes proposals for more timely cost recovery beyond the test period, including critical reliability resources, such as the Yellowstone Generating Station, our Enhanced Wildfire Mitigation plan, and business technology maintenance costs.

Interim Rates - On September 28, 2022, the MPSC approved the recommendations of the MPSC Staff for interim rates, subject to refund, which increased base electric rates $29.4 million, PCCAM Base rates $61.1 million, and base natural gas rates $1.7 million, effective October 1, 2022.

Key dates in the procedural schedule are expected to be as follows:
•Intervenor testimony - December 19, 2022
•NorthWestern rebuttal testimony and cross-intervenor testimony - March 6, 2023
•Hearing commences - April 10, 2023

Montana Power Costs and Credits Adjustment Mechanism (PCCAM) - The current Montana PCCAM Base of $138.7 million, approved in 2019, no longer reflects an accurate current forecast of our normal fuel and power costs. As of September 30, 2022, we have under-collected our total Montana electric supply costs for the current July 2022 through June 2023 PCCAM year by approximately $28.6 million. Under-collections are not reflected in customer bills and are not recovered until the subsequent power cost adjustment year, adversely affecting our cash flows and liquidity. The MPSC's September 28, 2022 decision approving interim rates in our rate review included an increase to the PCCAM Base of $61.1 million, on an interim basis, effective October 1, 2022.

Under the PCCAM, under and over-collection of non-qualifying facility related net costs are allocated 90% to Montana customers and 10% to shareholders. For the three and nine months ended September 30, 2022, we deferred $35.4 million and $50.0 million of costs, respectively, to be collected from customers (90% of the costs above base) and recorded a reduction in pre-tax earnings of $3.9 million and $5.6 million, respectively (10% of the variance). For the three and nine months ended September 30, 2021, we deferred $25.4 million and $37.6 million, respectively, of costs for future collection from customers and recorded a reduction in pre-tax earnings of $2.8 million and $4.2 million, respectively.

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

The Restructuring Plan does not propose and we do not expect any procedural or substantive change in how the state public utility commissions regulate those services. Implementation of the Restructuring Plan is subject to receipt of all regulatory approvals. On July 26, 2022, the Nebraska Public Service Commission approved our Restructuring Plan application. On August

VERSION 3
3, 2022, the South Dakota Public Utilities Commission approved the application. We expect FERC to release a decision during the fourth quarter of 2022. The MPSC is expected to hold a hearing on our Restructuring Plan on January 11, 2023.

Electric Resource Planning - Montana

Yellowstone County 175 MW plant - Construction at the site began in April 2022 with a current schedule that is expected to allow the plant to serve our Montana customers during 2024 with total construction costs of approximately $275.0 million ($98.1 million incurred through September 30, 2022).

On October 21, 2021, the MEIC and the Sierra Club filed a lawsuit in Montana State Court, against the Montana Department of Environmental Quality (MDEQ) and us, alleging that the environmental analysis conducted prior to issuance of the Yellowstone County project's air quality permit was inadequate. The Montana District Court judge held oral argument on June 20, 2022. We expect a decision during the fourth quarter of 2022. This lawsuit, as well as additional legal challenges related to the Yellowstone County plant, could delay the project timing.

Beartooth Battery 50 MW project - On December 21, 2021, we filed an application with the MPSC for preapproval of the Beartooth Battery agreement as a new capacity resource. This agreement is contingent upon MPSC approval of our application. As discussed below under Risk Factors, the Montana District Court ruled that the Montana preapproval statute (that serves as the basis for our Beartooth Battery agreement application) is unconstitutional. On October 18, 2022, the MPSC dismissed our application because the statute upon which the application was filed was found unconstitutional.

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

Our electric supply resource plans for South Dakota continue to identify portfolio requirements including potential investments resulting from a completed competitive solicitation process. We filed an updated integrated resource plan on September 6, 2022, which is consistent with the prior plan laying out a retire and replace generation asset strategy. A decision whether to use a competitive solicitation process, and what type of generation technology to add, is expected to be made in 2023.

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

During the third quarter of 2021, we decided to discontinue our plans to build a 30-40 MW electric generation plant near Aberdeen, South Dakota as a result of significant increases in estimated construction cost as a result of global supply chain challenges. At this time, our forecasted 2022 capital investment remains consistent with the $582.0 million disclosed within our Annual Report on Form 10-K for the year ended December 31, 2021, as rising costs have been offset by delays in project timelines. Continued challenges with product and services availability and price inflation could cause further project delays and impact our capital investment forecasts.

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

VERSION 3
including rural areas where grassland fires could be ignited, along with urban areas where extreme weather conditions pose a great risk to heavily populated areas.

Recognizing the risk of significant wildfires in Montana, we continue to proactively seek to mitigate wildfire risk. We have developed an Enhanced Fire Mitigation Plan addressing five key areas: situational awareness, operational practices, system preparedness, vegetation management, and public communications and outreach. This plan builds upon several key initiatives that were initiated and executed over the past decade including nearly $80 million spent on vegetation management and hazard tree removal programs and our growing annual investment to harden our transmission and distribution system infrastructure. Because of ever-increasing wildfire risk, our plan includes greater focus on situational awareness to monitor changing environmental conditions, operational practices that are more reactive to changing conditions, increased frequency of patrol and repairs, and more robust system hardening programs that target higher risk segments in our transmission and distribution systems. We included a request for expected costs associated with the mitigation plan in our 2022 Montana rate review.

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

VERSION 3

OVERALL CONSOLIDATED RESULTS

Three Months Ended September 30, 2022 Compared with the Three Months Ended September 30, 2021

Consolidated net income for the three months ended September 30, 2022 was $27.4 million as compared with $35.2 million for the same period in 2021. This decrease was primarily due to lower transmission revenues, higher interest expense, higher administrative and general costs, higher depreciation and depletion, and lower natural gas retail volumes due to unfavorable weather, partly offset by higher electric retail volumes due to favorable weather and customer growth, and a prior year unfavorable electric QF liability adjustment.

Consolidated gross margin for the three months ended September 30, 2022 was $76.3 million as compared with $80.6 million in 2021, a decrease of $4.3 million, or 5.3 percent. This decrease was primarily due to lower transmission revenue, higher non-recoverable Montana electric supply costs, lower natural gas volumes due to unfavorable weather, and higher depreciation and depletion costs, partly offset by higher electric retail volumes due to favorable weather and customer growth and the unfavorable adjustment to our electric QF liability in the prior year.

	Electric		Natural Gas		Total
	2022	2021	2022	2021	2022	2021
	(in millions)
Reconciliation of gross margin to utility margin:
Operating Revenues	$292.3	$287.5	$42.8	$38.5	$335.1	$326.0
Less: Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	95.6	89.4	13.4	9.3	109.0	98.7
Less: Operating and maintenance	40.9	44.3	13.8	11.7	54.7	56.0
Less: Property and other taxes	36.4	34.1	10.1	9.5	46.5	43.6
Less: Depreciation and depletion	40.7	38.6	7.9	8.5	48.6	47.1
Gross Margin	78.7	81.1	(2.4)	(0.5)	76.3	80.6
Operating and maintenance	40.9	44.3	13.8	11.7	54.7	56.0
Property and other taxes	36.4	34.1	10.1	9.5	46.5	43.6
Depreciation and depletion	40.7	38.6	7.9	8.5	48.6	47.1
Utility Margin(1)	$196.7	$198.1	$29.4	$29.2	$226.1	$227.3
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

	Three Months Ended September 30,
	2022	2021	Change	% Change
	(dollars in millions)
Utility Margin
Electric	$196.7	$198.1	$(1.4)	(0.7)%
Natural Gas	29.4	29.2	0.2	0.7
Total Utility Margin(1)	$226.1	$227.3	$(1.2)	(0.5)%
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Consolidated utility margin for the three months ended September 30, 2022 was $226.1 million as compared with $227.3 million for the same period in 2021, a decrease of $1.2 million, or 0.5 percent.

Primary components of the change in utility margin include the following (in millions):

VERSION 3

Utility Margin 2022 vs. 2021
Utility Margin Items Impacting Net Income
Lower transmission revenue due to lower transmission demand due to market conditions and lower pricing	$(4.7)
Higher non-recoverable Montana electric supply costs	(1.3)
Lower natural gas retail volumes	(0.6)
Higher electric retail volumes	2.1
Prior year unfavorable electric QF liability adjustment	1.3
Change in Utility Margin Items Impacting Net Income	(3.2)
Utility Margin Items Offset Within Net Income
Higher property taxes recovered in revenue, offset in property tax expense	2.2
Lower revenue from higher production tax credits, offset in income tax expense	(0.1)
Lower operating expenses recovered in revenue, offset in operating and maintenance expense	(0.1)
Change in Utility Margin Items Offset Within Net Income	2.0
Decrease in Consolidated Utility Margin(1)	$(1.2)
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Higher electric retail volumes were driven by warmer summer weather in Montana and customer growth, partly offset by lower Montana commercial demand. Lower natural gas volumes were driven by warmer summer weather in Montana, partly offset by customer growth.

The prior year unfavorable adjustment to our electric QF liability (unrecoverable costs associated with contracts covered by the Public Utility Regulatory Policies Act of 1978 (PURPA) as part of a 2002 stipulation with the MPSC and other parties) is associated with a one-time clarification in contract term in 2021.

	Three Months Ended September 30,
	2022	2021	Change	% Change
	(dollars in millions)
Operating Expenses (excluding fuel, purchased supply and direct transmission expense)
Operating and maintenance	$54.7	$56.0	$(1.3)	(2.3)%
Administrative and general	28.1	24.9	3.2	12.9
Property and other taxes	46.5	43.6	2.9	6.7
Depreciation and depletion	48.6	47.1	1.5	3.2
Total Operating Expenses (excluding fuel, purchased supply and direct transmission expense)	$177.9	$171.6	$6.3	3.7%

VERSION 3

Consolidated operating expenses, excluding fuel, purchased supply and direct transmission expense, were $177.9 million for the three months ended September 30, 2022, as compared with $171.6 million for the three months ended September 30, 2021. Primary components of the change include the following (in millions):

Operating Expenses
2022 vs. 2021
Operating Expenses (excluding fuel, purchased supply and direct transmission expense) Impacting Net Income
Higher depreciation expense due to plant additions	$1.5
Higher property tax expenses due to an increase in estimated state and local taxes	0.7
Increase in uncollectible accounts due to the prior year collection of previously written off balances	0.5
Higher line clearance expenses	0.4
Higher litigation expenses	0.4
Higher travel expenses	0.4
Prior year write-off of preliminary construction costs	(1.2)
Lower labor and benefits(1)	(0.6)
Lower technology implementation and maintenance expenses	(0.3)
Other	2.3
Change in Items Impacting Net Income	4.1

Operating Expenses Offset Within Net Income
Higher property and other taxes recovered in trackers, offset in revenue	2.2
Higher pension and other postretirement benefits, offset in other income(1)	0.6
Lower non-employee directors deferred compensation recorded within administrative and general expense, offset in other income	(0.5)
Lower operating and maintenance expenses recovered in trackers, offset in revenue	(0.1)
Change in Items Offset Within Net Income	2.2
Increase in Operating Expenses (excluding fuel, purchased supply and direct transmission expense)	$6.3
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

Consolidated operating income for the three months ended September 30, 2022 was $48.3 million as compared with $55.7 million in the same period of 2021. This decrease was primarily driven by lower transmission revenue, higher non-recoverable Montana electric supply costs, higher administrative and general costs, and higher depreciation and depletion, partly offset by higher electric retail volumes, a prior year unfavorable QF liability adjustment, and lower operating and maintenance expense.

Consolidated interest expense was $25.3 million for the three months ended September 30, 2022 as compared with $23.3 million for the same period of 2021. This increase was primarily due to higher interest on borrowings under our revolving credit facilities partly offset by higher capitalization of Allowance for Funds Used During Construction (AFUDC).

Consolidated other income was $4.2 million for the three months ended September 30, 2022 as compared to $5.3 million during the same period of 2021. This decrease was primarily due to a decrease in the value of deferred shares held in trust for non-employee directors deferred compensation, partly offset by a decrease in the non-service component of pension expense.

Consolidated income tax benefit was $0.2 million for the three months ended September 30, 2022 as compared to income tax expense of $2.5 million for the three months ended September 30, 2021. Our effective tax rate for the three months ended

VERSION 3
September 30, 2022 was (0.9)% as compared with 6.6% for the same period in 2021. We expect our effective tax rate to range between 0% to 3% in 2022.

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in millions):

	Three Months Ended September 30,
	2022		2021
Income Before Income Taxes	$27.1		$37.7

Income tax calculated at federal statutory rate	5.7	21.0%	7.9	21.0%

Permanent or flow-through adjustments:
State income tax, net of federal provisions	0.1	0.5	0.4	1.1
Flow-through repairs deductions	(3.4)	(12.4)	(3.5)	(9.2)
Production tax credits	(1.7)	(6.2)	(1.9)	(5.0)
Income tax return to accrual adjustment	(0.9)	(3.4)	0.4	1.0
Amortization of excess deferred income tax	(0.2)	(0.9)	(0.1)	(0.3)
Share-based compensation	—	—	(0.1)	(0.2)
Plant and depreciation of flow-through items	0.3	1.0	(0.3)	(0.8)
Other, net	(0.2)	(0.5)	(0.3)	(1.0)
	(6.0)	(21.9)	(5.4)	(14.4)

Income tax (benefit) expense	$(0.3)	(0.9)%	$2.5	6.6%

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

VERSION 3
Nine Months Ended September 30, 2022 Compared with the Nine Months Ended September 30, 2021

Consolidated net income for the nine months ended September 30, 2022 was $116.3 million as compared with $135.5 million for the same period in 2021. This decrease was primarily due to lower transmission revenues due to the prior year recognition of deferred transmission revenue and lower prices, a less favorable electric QF liability adjustment as compared to the prior period, higher administrative and general costs, higher depreciation and depletion, and higher interest expense, partly offset by higher electric and natural gas retail volumes due to favorable weather and customer growth.
Consolidated gross margin for the nine months ended September 30, 2022 was $266.9 million as compared with $275.4 million in 2021, a decrease of $8.5 million, or 3 percent. This decrease was primarily due to lower transmission revenues due to the prior year recognition of deferred transmission revenue and lower prices, less favorable electric QF liability adjustment as compared to the prior period, higher operating and maintenance costs, and higher depreciation and depletion, partly offset by higher electric and natural gas retail volumes due to favorable weather and customer growth.

	Electric		Natural Gas		Total
	2022	2021	2022	2021	2022	2021
	(in millions)
Reconciliation of gross margin to utility margin:
Operating Revenues	$807.4	$799.0	$245.2	$226.0	$1,052.6	$1,025.0
Less: Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	230.9	218.8	108.1	92.3	339.0	311.1
Less: Operating and maintenance	121.2	122.0	39.6	37.3	160.8	159.3
Less: Property and other taxes	109.2	108.1	31.0	30.2	140.2	138.3
Less: Depreciation and depletion	121.3	115.9	24.4	25.0	145.7	140.9
Gross Margin	224.8	234.2	42.1	41.2	266.9	275.4
Operating and maintenance	121.2	122.0	39.6	37.3	160.8	159.3
Property and other taxes	109.2	108.1	31.0	30.2	140.2	138.3
Depreciation and depletion	121.3	115.9	24.4	25.0	145.7	140.9
Utility Margin(1)	$576.5	$580.2	$137.1	$133.7	$713.6	$713.9
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

	Nine Months Ended September 30,
	2022	2021	Change	% Change
	(dollars in millions)
Utility Margin
Electric	$576.5	$580.2	$(3.7)	(0.6)%
Natural Gas	137.1	133.7	3.4	2.5
Total Utility Margin(1)	$713.6	$713.9	$(0.3)	0.0%
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Consolidated utility margin for the nine months ended September 30, 2022 was $713.6 million as compared with $713.9 million for the same period in 2021, a decrease of $0.3 million, or less than one percent.

Primary components of the change in utility margin include the following (in millions):

VERSION 3

Utility Margin 2022 vs. 2021
Utility Margin Items Impacting Net Income
Lower transmission revenue due to lower transmission demand due to market conditions and lower pricing	$(5.6)
Less favorable electric QF liability adjustment	(2.8)
Higher non-recoverable Montana electric supply costs	(1.6)
Reduction of rates from the step down of our Montana gas production assets	(0.8)
Higher electric retail volumes	5.6
Higher natural gas retail volumes	2.3
Other	0.6
Change in Utility Margin Items Impacting Net Income	(2.3)
Utility Margin Items Offset Within Net Income
Higher operating expenses recovered in revenue, offset in operating and maintenance expense	2.0
Higher property taxes recovered in revenue, offset in property tax expense	1.9
Higher gas production taxes recovered in revenue, offset in property and other taxes	0.3
Lower revenue from higher production tax credits, offset in income tax expense	(2.2)
Change in Utility Margin Items Offset Within Net Income	2.0
Decrease in Consolidated Utility Margin(1)	$(0.3)
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Higher electric retail volumes were driven by customer growth and increased residential and industrial demand as compared to the prior year, partly offset by lower Montana commercial demand. Higher natural gas retail volumes were driven by colder winter weather in Montana and South Dakota, colder spring weather in all jurisdictions, and customer growth, partly offset by warmer winter weather in Nebraska and warmer summer weather in Montana.

The less favorable adjustment to our electric QF liability (unrecoverable costs associated with PURPA contracts as part of a 2002 stipulation with the MPSC and other parties) reflects a $5.1 million gain in 2022, as compared with a $7.9 million gain for the same period in 2021, due to the combination of:

•A $1.8 million favorable reduction in costs for the current contract year to record the annual adjustment for actual output and pricing as compared with a $2.6 million favorable reduction in costs in the prior period;
•A favorable adjustment, decreasing the QF liability by $3.3 million, reflecting annual actual contract price escalation for the 2023-2024 contract year, which was less than previously estimated, partly offset by an increase in estimated contract prices for the 2023-2024 contract year, which is the last year of the contract that contains variable pricing terms. See Critical Accounting Policies and Estimates below for further information regarding our process of estimating the contract price for the 2023-2024 contract year. This is compared to an unfavorable adjustment of $2.1 million in the prior year due to higher actual price escalation; and
•A favorable adjustment in the prior year, decreasing the QF liability by approximately $7.4 million, associated with a one-time clarification in contract term.

	Nine Months Ended September 30,
	2022	2021	Change	% Change
	(dollars in millions)
Operating Expenses (excluding fuel, purchased supply and direct transmission expense)
Operating and maintenance	$160.8	$159.3	$1.5	0.9%
Administrative and general	87.0	79.6	7.4	9.3
Property and other taxes	140.2	138.3	1.9	1.4
Depreciation and depletion	145.7	140.9	4.8	3.4
Total Operating Expenses (excluding fuel, purchased supply and direct transmission expense)	$533.7	$518.1	$15.6	3.0%

VERSION 3

Consolidated operating expenses, excluding fuel, purchased supply and direct transmission expense, were $533.7 million for the nine months ended September 30, 2022, as compared with $518.1 million for the nine months ended September 30, 2021. Primary components of the change include the following (in millions):

Operating Expenses
2022 vs. 2021
Operating Expenses (excluding fuel, purchased supply and direct transmission expense) Impacting Net Income
Higher depreciation expense due to plant additions	$4.8
Increase in uncollectible accounts due to the prior year collection of previously written off balances	2.2
Higher insurance expense	1.8
Higher technology implementation and maintenance expenses	1.5
Higher travel expenses	1.1
Higher line clearing expenses	0.8
Higher litigation expenses	0.8
Higher labor and benefits(1)	0.2
Prior year write-off of preliminary construction costs	(1.2)
Lower expenses at our electric generation facilities	(0.4)
Other	1.2
Change in Items Impacting Net Income	12.8

Operating Expenses Offset Within Net Income
Higher operating and maintenance expenses recovered in trackers, offset in revenue	2.0
Higher property and other taxes recovered in trackers, offset in revenue	1.9
Higher pension and other postretirement benefits, offset in other income(1)	0.8
Lower non-employee directors deferred compensation recorded within administrative and general expense, offset in other income	(1.9)
Change in Items Offset Within Net Income	2.8
Increase in Operating Expenses (excluding fuel, purchased supply and direct transmission expense)	$15.6
(1) In order to present the total change in labor and benefits, we have included the change in the non-service cost component of our pension and other postretirement benefits, which is recorded within other income on our Condensed Consolidated Statements of Income. This change is offset within this table as it does not affect our operating expenses.

Consolidated operating income for the nine months ended September 30, 2022 was $179.9 million as compared with $195.7 million in the same period of 2021. This decrease was primarily driven by lower transmission revenue, a less favorable QF liability adjustment as compared to the prior period, higher operating and maintenance costs, higher administrative and general costs, higher depreciation and depletion, and higher uncollectible accounts expense due to the prior year collection of previously written off balances, partly offset by higher electric and natural gas retail volumes.

Consolidated interest expense was $73.1 million for the nine months ended September 30, 2022 as compared with $70.3 million for the same period of 2021. This increase was primarily due to higher interest on borrowings under our revolving credit facilities partly offset by higher capitalization of AFUDC.

Consolidated other income was $11.8 million for the nine months ended September 30, 2022 as compared to $13.9 million during the same period of 2021. This decrease was primarily due to the $2.5 million CREP penalty, which relates to litigation we have been involved in associated with our past progress towards meeting obligations to acquire renewable energy projects as mandated by the recently repealed Montana CREP requirement, and a decrease in the value of deferred shares held in trust for non-employee directors deferred compensation. These decreases are partly offset by a decrease in the non-service component of pension expense and higher capitalization of AFUDC.

Consolidated income tax expense for the nine months ended September 30, 2022 was $2.3 million as compared to $3.9 million in the same period of 2021. Our effective tax rate for the nine months ended September 30, 2022 was 1.9% as compared with 2.8% for the same period in 2021. We expect our effective tax rate to range between 0% to 3% in 2022.

VERSION 3

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in millions):

	Nine Months Ended September 30,
	2022		2021
Income Before Income Taxes	$118.6		$139.4

Income tax calculated at federal statutory rate	24.9	21.0%	29.3	21.0%

Permanent or flow-through adjustments:
State income tax, net of federal provisions	1.0	0.8	0.7	0.5
Flow-through repairs deductions	(13.5)	(11.4)	(15.6)	(11.2)
Production tax credits	(8.1)	(6.8)	(8.4)	(6.1)
Income tax return to accrual adjustment	(0.9)	(0.8)	0.4	0.3
Amortization of excess deferred income tax	(0.8)	(0.7)	(0.6)	(0.4)
Share-based compensation	(0.3)	(0.2)	(0.3)	(0.2)
Plant and depreciation of flow-through items	0.4	0.3	(0.8)	(0.6)
Other, net	(0.4)	(0.3)	(0.8)	(0.5)
	(22.6)	(19.1)	(25.4)	(18.2)

Income tax expense	$2.3	1.9%	$3.9	2.8%

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

VERSION 3
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
•Transmission: Reflects transmission revenues regulated by the FERC.
•Wholesale and other are largely utility margin neutral as they are offset by changes in fuel, purchased supply and direct transmission expense.

Three Months Ended September 30, 2022 Compared with the Three Months Ended September 30, 2021

	Revenues		Change		Megawatt Hours (MWH)		Avg. Customer Counts
	2022	2021	$	%	2022	2021	2022	2021
	(in thousands)
Montana	$85,226	$85,539	$(313)	(0.4)%	702	692	317,274	312,265
South Dakota	18,955	18,882	73	0.4	158	158	51,056	50,756
Residential	104,181	104,421	(240)	(0.2)	860	850	368,330	363,021
Montana	92,563	95,248	(2,685)	(2.8)	839	847	73,277	71,766
South Dakota	29,093	28,798	295	1.0	297	296	12,949	12,835
Commercial	121,656	124,046	(2,390)	(1.9)	1,136	1,143	86,226	84,601
Industrial	9,784	9,147	637	7.0	675	611	76	76
Other	12,581	13,089	(508)	(3.9)	85	89	8,266	8,226
Total Retail Electric	$248,202	$250,703	$(2,501)	(1.0)%	2,756	2,693	462,898	455,924
Regulatory amortization	21,805	9,922	11,883	119.8
Transmission	20,439	25,172	(4,733)	(18.8)
Wholesale and Other	1,825	1,676	149	8.9
Total Revenues	$292,271	$287,473	$4,798	1.7%
Fuel, purchased supply and direct transmission expense(1)	95,554	89,375	6,179	6.9
Utility Margin(2)	$196,717	$198,098	$(1,381)	(0.7)%
(1) Exclusive of depreciation and depletion.
(2) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

	Cooling Degree Days			2022 as compared with:
	2022	2021	Historic Average	2021	Historic Average
Montana	562	493	377	14% warmer	49% warmer
South Dakota	811	818	634	1% cooler	28% warmer

	Heating Degree Days			2022 as compared with:
	2022	2021	Historic Average	2021	Historic Average
Montana(1)	146	251	285	42% warmer	49% warmer
South Dakota	24	23	77	4% cooler	69% warmer
(1) Montana electric and natural gas heating degree days may differ due to differences in service territory.

VERSION 3

The following summarizes the components of the changes in electric utility margin for the three months ended September 30, 2022 and 2021 (in millions):

Utility Margin 2022 vs. 2021
Utility Margin Items Impacting Net Income
Lower transmission revenue due to lower transmission demand due to market conditions and lower pricing	$(4.7)
Higher non-recoverable Montana electric supply costs	(1.3)
Higher retail volumes	2.1
Prior year unfavorable QF liability adjustment	1.3
Other	(0.4)
Change in Utility Margin Items Impacting Net Income	(3.0)

Utility Margin Items Offset Within Net Income
Higher property taxes recovered in revenue, offset in property tax expense	1.8
Lower revenue from higher production tax credits, offset in income tax expense	(0.1)
Lower operating expenses recovered in revenue, offset in operating and maintenance expense	(0.1)
Change in Utility Margin Items Offset Within Net Income	1.6
Decrease in Utility Margin(1)	$(1.4)
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

Higher electric retail volumes were driven by warmer summer weather in Montana and customer growth, partly offset by lower Montana commercial demand.

The prior year unfavorable adjustment to our QF liability (unrecoverable costs associated with PURPA contracts as part of a 2002 stipulation with the MPSC and other parties) is associated with a one-time clarification in contract term in 2021.

The change in regulatory amortization revenue is due to timing differences between when we incur electric supply costs and when we recover these costs in rates from our customers, which has a minimal impact on utility margin. Our wholesale and other revenues are largely utility margin neutral as they are offset by changes in fuel, purchased supply and direct transmission expenses.

VERSION 3

Nine Months Ended September 30, 2022 Compared with the Nine Months Ended September 30, 2021

	Revenues		Change		Megawatt Hours (MWH)		Avg. Customer Counts
	2022	2021	$	%	2022	2021	2022	2021
	(in thousands)
Montana	$252,893	$251,443	$1,450	0.6%	2,117	2,067	316,299	311,256
South Dakota	54,978	51,031	3,947	7.7	470	453	50,995	50,765
Residential	307,871	302,474	5,397	1.8	2,587	2,520	367,294	362,021
Montana	263,424	266,644	(3,220)	(1.2)	2,420	2,398	72,907	71,437
South Dakota	83,172	76,969	6,203	8.1	849	826	12,882	12,787
Commercial	346,596	343,613	2,983	0.9	3,269	3,224	85,789	84,224
Industrial	28,426	28,086	340	1.2	1,911	1,842	76	77
Other	25,365	26,798	(1,433)	(5.3)	142	155	6,488	6,449
Total Retail Electric	$708,258	$700,971	$7,287	1.0%	7,909	7,741	459,647	452,771
Regulatory amortization	36,087	29,913	6,174	20.6
Transmission	58,135	63,762	(5,627)	(8.8)
Wholesale and Other	4,935	4,338	597	13.8
Total Revenues	$807,415	$798,984	$8,431	1.1%
Fuel, purchased supply and direct transmission expense(1)	230,872	218,802	12,070	5.5
Utility Margin(2)	$576,543	$580,182	$(3,639)	(0.6)%
(1) Exclusive of depreciation and depletion.
(2) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

	Cooling Degree Days			2022 as compared with:
	2022	2021	Historic Average	2021	Historic Average
Montana(1)	602	632	443	5% cooler	36% warmer
South Dakota	877	966	706	9% cooler	24% warmer

	Heating Degree Days			2022 as compared with:
	2022	2021	Historic Average	2021	Historic Average
Montana(1)	4,784	4,680	4,679	2% cooler	2% cooler
South Dakota	5,712	5,188	5,690	10% cooler	remained flat
(1) Montana electric and natural gas heating degree days may differ due to differences in service territory.

VERSION 3
The following summarizes the components of the changes in electric utility margin for the nine months ended September 30, 2022 and 2021 (in millions):

Utility Margin 2022 vs. 2021
Utility Margin Items Impacting Net Income
Lower transmission revenue due to lower transmission demand due to market conditions and lower pricing	$(5.6)
QF liability adjustment	(2.8)
Higher non-recoverable Montana electric supply costs	(1.6)
Higher retail volumes	5.6
Other	(0.2)
Change in Utility Margin Items Impacting Net Income	(4.6)

Utility Margin Items Offset Within Net Income
Higher operating expenses recovered in revenue, offset in operating and maintenance expense	1.9
Higher property taxes recovered in revenue, offset in property tax expense	1.2
Lower revenue from higher production tax credits, offset in income tax expense	(2.2)
Change in Utility Margin Items Offset Within Net Income	0.9
Decrease in Utility Margin(1)	$(3.7)
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

Higher electric retail volumes were driven by customer growth and increased residential and industrial demand as compared to the prior year, partly offset by lower Montana commercial demand.

The less favorable adjustment to our QF liability (unrecoverable costs associated with PURPA contracts as part of a 2002 stipulation with the MPSC and other parties) reflects a $5.1 million gain in 2022, as compared with a $7.9 million gain for the same period in 2021, due to the combination of:

•A $1.8 million favorable reduction in costs for the current contract year to record the annual adjustment for actual output and pricing as compared with a $2.6 million favorable reduction in costs in the prior period;
•A favorable adjustment, decreasing the QF liability by $3.3 million, reflecting annual actual contract price escalation for the 2023-2024 contract year, which was less than previously estimated, partly offset by an increase in estimated contract prices for the 2023-2024 contract year, which is the last year of the contract that contains variable pricing terms. See Critical Accounting Policies and Estimates below for further information regarding our process of estimating the contract price for the 2023-2024 contract year. This is compared to an unfavorable adjustment of $2.1 million in the prior year due to higher actual price escalation; and
•A favorable adjustment in the prior year, decreasing the QF liability by approximately $7.4 million, associated with a one-time clarification in contract term.

The change in regulatory amortization revenue is due to timing differences between when we incur electric supply costs and when we recover these costs in rates from our customers, which has a minimal impact on utility margin. Our wholesale and other revenues are largely utility margin neutral as they are offset by changes in fuel, purchased supply and direct transmission expenses.

VERSION 3

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
•Wholesale: Primarily represents transportation and storage for others.

Three Months Ended September 30, 2022 Compared with the Three Months Ended September 30, 2021

	Revenues		Change		Dekatherms (Dkt)		Avg. Customer Counts
	2022	2021	$	%	2022	2021	2022	2021
	(in thousands)
Montana	$10,774	$9,910	$864	8.7%	729	845	181,729	179,571
South Dakota	2,362	2,179	183	8.4	102	106	41,223	40,826
Nebraska	3,228	2,443	785	32.1	138	144	37,522	37,406
Residential	16,364	14,532	1,832	12.6	969	1,095	260,474	257,803
Montana	7,066	6,110	956	15.6	568	603	25,267	24,872
South Dakota	2,080	1,781	299	16.8	161	179	7,009	6,846
Nebraska	2,321	1,461	860	58.9	145	144	4,946	4,920
Commercial	11,467	9,352	2,115	22.6	874	926	37,222	36,638
Industrial	117	76	41	53.9	11	8	233	227
Other	222	163	59	36.2	20	18	179	168
Total Retail Gas	$28,170	$24,123	$4,047	16.8%	1,874	2,047	298,108	294,836
Regulatory amortization	5,588	5,415	173	3.2
Wholesale and other	9,040	8,944	96	1.1
Total Revenues	$42,798	$38,482	$4,316	11.2%
Fuel, purchased supply and direct transmission expense(1)	13,367	9,284	4,083	44.0
Utility Margin(2)	$29,431	$29,198	$233	0.8%
(1) Exclusive of depreciation and depletion.
(2) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

	Heating Degree Days			2022 as compared with:
	2022	2021	Historic Average	2021	Historic Average
Montana(1)	180	300	327	40% warmer	45% warmer
South Dakota	24	23	77	4% cooler	69% warmer
Nebraska	9	9	34	remained flat	74% warmer
(1) Montana electric and natural gas heating degree days may differ due to differences in service territory.

VERSION 3
The following summarizes the components of the changes in natural gas utility margin for the three months ended September 30, 2022 and 2021:

Utility Margin 2022 vs. 2021
(in millions)
Utility Margin Items Impacting Net Income
Lower retail volumes	$(0.6)
Reduction of rates from the step down of our Montana gas production assets	(0.1)
Other	0.5
Change in Utility Margin Items Impacting Net Income	(0.2)

Utility Margin Items Offset Within Net Income
Higher property taxes recovered in revenue, offset in property tax expense	0.4
Change in Utility Margin Items Offset Within Net Income	0.4
Increase in Utility Margin(1)	$0.2
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

Lower retail volumes were driven by warmer summer weather in Montana, partly offset by customer growth.

Our wholesale and other revenues are largely utility margin neutral as they are offset by changes in fuel, purchased supply and direct transmission expenses.

VERSION 3
Nine Months Ended September 30, 2022 Compared with the Nine Months Ended September 30, 2021

	Revenues		Change		Dekatherms (Dkt)		Avg. Customer Counts
	2022	2021	$	%	2022	2021	2022	2021
	(in thousands)
Montana	$91,669	$82,424	$9,245	11.2%	9,469	9,119	181,629	179,340
South Dakota	31,686	18,654	13,032	69.9	2,566	2,248	41,383	40,975
Nebraska	26,028	14,599	11,429	78.3	1,960	1,987	37,634	37,560
Residential	149,383	115,677	33,706	29.1	13,995	13,354	260,646	257,875
Montana	48,813	42,890	5,923	13.8	5,291	4,977	25,280	24,876
South Dakota	23,030	12,562	10,468	83.3	2,314	2,060	7,026	6,873
Nebraska	16,004	7,740	8,264	106.8	1,411	1,397	4,987	4,953
Commercial	87,847	63,192	24,655	39.0	9,016	8,434	37,293	36,702
Industrial	890	726	164	22.6	100	88	232	229
Other	1,381	1,007	374	37.1	171	136	177	164
Total Retail Gas	$239,501	$180,602	$58,899	32.6%	23,282	22,012	298,348	294,970
Regulatory amortization	(22,188)	17,951	(40,139)	(223.6)
Wholesale and other	27,826	27,438	388	1.4
Total Revenues	$245,139	$225,991	$19,148	8.5%
Fuel, purchased supply and direct transmission expense(1)	108,122	92,335	15,787	17.1
Utility Margin(2)	$137,017	$133,656	$3,361	2.5%
(1) Exclusive of depreciation and depletion.
(2) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

	Heating Degree Days			2022 as compared with:
	2022	2021	Historic Average	2021	Historic Average
Montana(1)	4,926	4,767	4,812	3% cooler	2% cooler
South Dakota	5,712	5,188	5,690	10% cooler	remained flat
Nebraska	4,239	4,432	4,495	4% warmer	6% warmer
(1) Montana electric and natural gas heating degree days may differ due to differences in service territory.

VERSION 3
The following summarizes the components of the changes in natural gas utility margin for the nine months ended September 30, 2022 and 2021:

Utility Margin 2022 vs. 2021
(in millions)
Utility Margin Items Impacting Net Income
Higher retail volumes	$2.3
Reduction of rates from the step down of our Montana gas production assets	(0.8)
Other	0.8
Change in Utility Margin Items Impacting Net Income	2.3

Utility Margin Items Offset Within Net Income
Higher property taxes recovered in revenue, offset in property tax expense	0.7
Higher gas production taxes recovered in revenue, offset in property and other taxes	0.3
Higher operating expenses recovered in revenue, offset in operating and maintenance expense	0.1
Change in Utility Margin Items Offset Within Net Income	1.1
Increase in Utility Margin(1)	$3.4
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

Higher retail volumes were driven by colder winter weather in Montana and South Dakota, colder spring weather in all jurisdictions, and customer growth, partly offset by warmer winter weather in Nebraska and warmer summer weather in Montana.

Our wholesale and other revenues are largely utility margin neutral as they are offset by changes in fuel, purchased supply and direct transmission expenses.

VERSION 3

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We require liquidity to support and grow our business, and use our liquidity for working capital needs, capital expenditures, investments in or acquisitions of assets, and to repay debt. We believe our cash flows from operations, existing borrowing capacity, debt and equity issuances and future utility rate increases should be sufficient to fund our operations, service existing debt, pay dividends, and fund capital expenditures (excluding strategic growth opportunities). We plan to maintain a 50 - 55 percent debt to total capital ratio excluding finance leases, and expect to continue targeting a long-term dividend payout ratio of 60 - 70 percent of earnings per share; however, there can be no assurance that we will be able to meet these targets.

As of September 30, 2022, our total net liquidity was approximately $74.1 million, including $9.1 million of cash and $65.0 million of revolving credit facility availability with no letters of credit outstanding. In addition, our liquidity was further enhanced by the forward equity sale agreements noted below, which could have been physically settled with common shares in exchange for cash of approximately $96.9 million.

Cash Flows

The following table summarizes our consolidated cash flows (in millions):

	Nine Months Ended September 30,
	2022	2021
Operating Activities
Net income	$116.3	$135.5
Non-cash adjustments to net income	132.5	148.7
Changes in working capital	72.3	(31.0)
Other noncurrent assets and liabilities	(11.8)	(31.6)
Cash Provided by Operating Activities	309.3	221.6

Investing Activities
Property, plant and equipment additions	(386.4)	(311.2)
Investment in equity securities	(0.9)	(0.6)
Cash Used in Investing Activities	(387.3)	(311.8)

Financing Activities
Proceeds from issuance of common stock, net of issuance costs	179.9	121.1
Issuance of long-term debt, net	—	99.9
Repayments of short-term borrowings	—	(100.0)
Line of credit borrowings, net	12.0	73.0
Dividends on common stock	(103.0)	(95.1)
Other financing activities, net	(1.0)	(1.6)
Cash Provided by Financing Activities	87.9	97.3

Increase in Cash, Cash Equivalents, and Restricted Cash	9.9	7.1
Cash, Cash Equivalents, and Restricted Cash, beginning of period	18.8	17.1
Cash, Cash Equivalents, and Restricted Cash, end of period	$28.7	$24.2

Operating Activities

As of September 30, 2022, cash, cash equivalents, and restricted cash were $28.7 million as compared with $18.8 million as of December 31, 2021 and $24.2 million as of September 30, 2021. Cash provided by operating activities totaled $309.3 million for the nine months ended September 30, 2022 as compared with $221.6 million during the nine months ended September 30, 2021. As shown in the table below, this increase in operating cash flows is primarily due to a $76.5 million improvement in net cash outflows for uncollected energy supply costs during the nine months ended September 30, 2022,

VERSION 3
compared to the nine months ended September 30, 2021. The 2021 period includes costs incurred during a February 2021 prolonged cold weather event and a significant under-collected position of Montana's PCCAM for the July 2020 - June 2021 period. While we have various regulatory mechanisms that supported our recovery of much of the 2021 under-collected position during 2022, higher overall market prices during 2022 have resulted in new under-collected energy supply costs that more than offset the recovery of the prior year balances. In addition, we issued a refund of approximately $20.5 million to our FERC regulated wholesale customers in the prior period.

Under-collected supply costs (in millions)
	December 31,	September 30,	Net cash outflows
2021	$3.9	$84.5	$80.6
2022	$97.8	$101.9	$4.1
Year-to-date improvement			$76.5

As of September 30, 2022, our uncollected energy supply cost balance includes $52.7 million related to the July 2021 - June 2022 PCCAM period, which has been included in customer rates for recovery beginning October 1, 2022. The balance also includes an additional $28.6 million under-collection related to the PCCAM period that began on July 1, 2022. This under-collection occurred relative to a PCCAM Base of $138.7 million, which was approved in 2019. As part of our Montana general rate review we have requested an increase to the PCCAM Base to more accurately reflect the current higher overall market energy prices. On September 28, 2022, the MPSC approved our request for interim rates, including a $61.1 million increase to the PCCAM Base, which became effective in customer rates on October 1, 2022.

Assuming a favorable final outcome on our Montana rate review and PCCAM mechanism requests we anticipate continued improvements in our cash flows from operations. However, unfavorable results in our Montana rate review, and continued higher overall market prices, which could be further exacerbated by extreme weather events, could create additional costs with deferred recovery that would offset these anticipated cash flow improvements.

Investing Activities

Cash used in investing activities totaled $387.3 million during the nine months ended September 30, 2022, as compared with $311.8 million during the nine months ended September 30, 2021. Plant additions during the first nine months of 2022 include maintenance additions of approximately $218.0 million and capacity related capital expenditures of $168.4 million. Plant additions during the first nine months of 2021 included maintenance additions of approximately $230.7 million and capacity related capital expenditures of approximately $80.5 million.

Financing Activities

Cash provided by financing activities totaled $87.9 million during the nine months ended September 30, 2022 as compared with $97.3 million during the nine months ended September 30, 2021. During the nine months ended September 30, 2022, cash provided by financing activities reflects proceeds received from the issuance of common stock of $179.9 million and net issuances under our revolving lines of credit of $12.0 million, offset in part by payment of dividends of $103.0 million. During the nine months ended September 30, 2021, cash provided by financing activities reflects proceeds received from the issuance of common stock pursuant to our ATM program of $121.1 million, net proceeds from the issuance of debt of $99.9 million, and net issuances under our revolving lines of credit of $73.0 million, offset in part by repayments of our short-term borrowings of $100.0 million and payment of dividends of $95.1 million.

Cash Requirements and Capital Resources

We believe our cash flows from operations, existing borrowing capacity, debt and equity issuances and future rate increases should be sufficient to satisfy our material cash requirements over the short-term and the long-term. As a rate-regulated utility our customer rates are generally structured to recover expected operating costs, with an opportunity to earn a return on our invested capital. This structure supports recovery for many of our operating expenses, although there are situations where the timing of our cash outlays results in increased working capital requirements. Due to the seasonality of our utility business, our short-term working capital requirements typically peak during the coldest winter months and warmest summer months when we cover the lag between when purchasing energy supplies and when customers pay for these costs. Our credit facilities may also be utilized for funding cash requirements during seasonally active construction periods, with peak activity during warmer months. Our cash requirements also include a variety of contractual obligations as outlined below in the “Contractual Obligations and Other Commitments” section.

VERSION 3
Our material cash requirements are also related to investment in our business through our capital expenditure program. Our estimated capital expenditures are discussed in our Annual Report on Form 10-K for the year ended December 31, 2021 within the Management’s Discussion and Analysis of Financial Condition and Results of Operations under the "Significant Infrastructure Investments and Initiatives" section. As of September 30, 2022, there have been no material changes in our estimated capital expenditures. The actual amount of capital expenditures is subject to certain factors including the impact that a material change in operations or available financing could impact our current liquidity and ability to fund capital resource requirements. Events such as these could cause us to defer a portion of our planned capital expenditures, as necessary. To fund our strategic growth opportunities, we evaluate the additional capital need in balance with, debt capacity and equity issuances that would be intended to allow us to maintain investment grade ratings.

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

As of September 30, 2022 and 2021 the outstanding balances on our credit facilities were $385.0 million and $295.0 million, respectively. As of October 21, 2022, our availability under our revolving credit facilities was approximately $67.0 million, and there were no letters of credit outstanding.

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

On June 24, 2022, we partially settled the forward sale agreement by physically delivering 2.0 million shares of common stock in exchange for cash proceeds of $99.9 million, net of issuance costs. Additionally, on September 21, 2022, we partially settled the forward sale agreement by physically delivering 1.6 million shares of common stock in exchange for cash proceeds of $80.0 million, net of issuance costs. The proceeds were used to pay down borrowings under our revolving credit facility and for other general corporate purposes.

At September 30, 2022, the forward agreements could have been settled with physical delivery of approximately 2.0 million common shares to the banking counterparty in exchange for cash of $96.9 million. The forward agreements could have also been settled at September 30, 2022, with delivery of $10.3 million of cash or approximately 0.2 million shares of common stock to the counterparty, if we unilaterally elected to net cash or net share settlement, respectively. We may settle the agreements at any time up to the maturity date of February 28, 2023.

Credit Ratings

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are favorable to us and our customers, may impact our trade credit availability, and could result in the need to issue additional equity securities. Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s), and S&P Global Ratings (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. As of October 21, 2022, our current ratings with these agencies are as follows:

VERSION 3

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

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of September 30, 2022.

	Total	2022	2023	2024	2025	2026	Thereafter
	(in thousands)
Long-term debt(1)	$2,564,660	$—	$144,660	$100,000	$300,000	$105,000	$1,915,000
Finance leases	12,642	745	3,098	3,338	3,596	1,865	—
Estimated pension and other postretirement obligations(2)	49,424	3,394	11,658	11,658	11,357	11,357	N/A
Qualifying facilities liability(3)	405,438	19,343	80,750	76,393	60,360	55,393	113,199
Supply and capacity contracts(4)	2,628,346	119,602	373,465	225,673	222,247	181,746	1,505,613
Contractual interest payments on debt(5)	1,482,156	25,075	95,645	96,645	87,675	81,585	1,095,531
Commitments for significant capital projects(6)	245,636	69,901	90,664	72,584	12,487	—	—
Total Commitments(7)	$7,388,302	$238,060	$799,940	$586,291	$697,722	$436,946	$4,629,343
_________________________
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
(3)Certain QFs require us to purchase minimum amounts of energy at prices ranging from $64 to $136 per MWH through 2029. Our estimated gross contractual obligation related to these QFs is approximately $405.4 million. A portion of the costs incurred to purchase this energy is recoverable through rates authorized by the MPSC, totaling approximately $342.9 million.
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
(5)Contractual interest payments include our revolving credit facilities, which have a variable interest rate. We have assumed an average interest rate of 4.39 percent on the outstanding balance through maturity of the facilities.
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

VERSION 3
Other Obligations - As a co-owner of Colstrip, we provided surety bonds of approximately $17.3 million and $19.9 million as of September 30, 2022 and December 31, 2021, respectively, to ensure the operation and maintenance of remedial and closure actions are carried out related to the Administrative Order on Consent Regarding Impacts Related to Wastewater Facilities Comprising the Closed-Loop System at Colstrip Steam Electric Stations, Colstrip Montana (the AOC) as required by the MDEQ. As costs are incurred under the AOC, the surety bonds will be reduced.

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

We continually evaluate the appropriateness of our estimates and assumptions. Actual results could differ from those estimates. We consider an estimate to be critical if it is material to the Financial Statements and it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate are reasonably likely to occur from period to period. This includes the accounting for the following: regulatory assets and liabilities, pension and postretirement benefit plans, income taxes and qualifying facilities liability. These policies were disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021. As of September 30, 2022, there have been no material changes in these policies, with the exception of the qualifying facilities liability. In the second quarter of 2022 we modified our approach to estimate the annual escalation of the contract that contains variable pricing terms as there is only one year of pricing variability remaining to estimate. We previously utilized a 3 percent escalation rate, reflecting the long-term nature of the contract. Our modified policy and estimate is as follows:

Qualifying Facilities Liability

Our electric QF liability consists of unrecoverable costs associated with contracts covered under PURPA that are part of a 2002 stipulation with the MPSC and other parties. Under the terms of these contracts, we are required to purchase minimum amounts of energy at prices ranging from $64 to $136 per MWH through June 2029. Our estimated gross contractual obligation is approximately $405.4 million through June 2029. A portion of the costs incurred to purchase this energy is recoverable through rates, totaling approximately $342.9 million through June 2029. We maintain an electric QF liability based on the net present value (discounted at 7.75 percent) of the difference between our estimated obligations under the QFs and the fixed amounts recoverable in rates.

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

One of the QF contracts included in the 2002 stipulation contains variable pricing terms, which exposes us to price escalation risks. The actual contract pricing is derived from numerous internal and external data points, and is set each year through a filing with the MPSC. The annual contract pricing changes could significantly impact the liability and our results of operations, to the extent the actual price set differs from our previous estimates. The impact of historically high inflation levels experienced during 2021 and the first half of 2022 has resulted in a 20 percent decrease in the actual contract price for the 2022-2023 contract year. This contract expires after the 2023-2024 contract year. The estimated annual escalation rate for this contract is a key assumption in determining the electric QF liability. We have estimated pricing for the 2023-2024 contract year based on a combination of historical actual results and available market data and the associated impact in the numerous internal and external data points for contract pricing, resulting in an approximate 40 percent increase, reversing from the lower 2022-2023 actual contract pricing. A 10 percent change in the estimated 2023-2024 contract pricing would have impacted our pre-tax results of operations by +/- $2.7 million.

See Note 18 - Commitments and Contingencies to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021 for further discussion.

VERSION 3

VERSION 3
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

VERSION 3
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

VERSION 3

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

Regulatory, Legislative and Legal Risks

Our profitability is dependent on our ability to recover the costs of providing energy and utility services to our customers and earn a return on our capital investment in our utility operations. We are subject to potential unfavorable litigation, and state and federal regulatory outcomes. To the extent our incurred costs are deemed imprudent by the applicable regulatory commissions or certain regulatory mechanisms are not available, we may not recover some of our costs or collect them in a timely manner, which could adversely impact our results of operations and liquidity.

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

In addition to rate reviews, our cost tracking mechanisms are a significant component of how we recover our costs. Trackers can also be highly contested dockets and, as with a rate review, there is no guarantee that the applicable regulatory commission will approve our request to recover costs. For example, we have received unfavorable rulings from the MPSC including an order issued on December 2, 2021, in which the MPSC rejected our request to reset the PCCAM Base revenue amount outside of a formal rate review, which means that we will likely continue to under-collect our power costs until we are allowed to update the PCCAM Base in a rate review. While the MPSC approved Staff's recommended interim rate increase which included the majority of our PCCAM Base request ($68.1 million) under our 2022 Montana rate review filing, this interim increase is subject to refund until a final order is approved in the docket. There can be no assurance that the MPSC will allow recovery of costs in the future, which could have a material adverse effect on our financial results.

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

VERSION 3
Montana Constitution, and NorthWestern appealed that decision on June 17, 2022 to the Montana Supreme Court. If the preapproval statute is found unconstitutional, there will be no explicit statutory mechanism that facilitates advanced approval of generating resource selection.

We are also at risk of unfavorable litigation outcomes. We are constructing the Yellowstone County Generating Station in Montana consistent with the outcome of our last integrated resource plan detailing the need for long duration capacity resources. On October 21, 2021, the MEIC and the Sierra Club filed a lawsuit in Montana District Court (Yellowstone County), against the Montana Department of Environmental Quality (MDEQ) and us, alleging that the environmental review conducted prior to issuance of the project's air quality permit was inadequate. The Montana District Court judge held oral argument on June 20, 2022, and we expect a decision during the fourth quarter of 2022. An adverse decision could delay this project for some time if the Court vacates the air quality permit. Vacation of the air quality permit could prolong construction and jeopardize our ability to provide service to Montana customers at peak times, and could result in an increase in costs. The Yellowstone Generating Station construction could also be delayed by recently filed litigation involving zoning. On October 14, 2022 the Thiel Road Coalition, a group of individuals residing in the general area where the Yellowstone County Generating Station is being constructed, along with Northern Plains Resource Council and the MEIC, filed a complaint in Montana District Court (Yellowstone County) against the City of Laurel, Yellowstone County, and NorthWestern. The plaintiffs seek a declaratory judgment that (1) the City of Laurel maintains zoning jurisdiction over the site on which NorthWestern is constructing the plant; and (2) in the alternative, that the County maintains zoning jurisdiction over the site.

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

We are subject to extensive and changing energy, and environmental laws and regulations, including legislative, judicial, and regulatory responses to climate change, with which compliance may be difficult and costly.

Our operations are subject to laws and regulations imposed by federal, state and local government authorities regarding energy policy, permitting/siting for energy projects, climate change, the environment, air and water quality, GHG emissions, protection of natural resources, migratory birds and other wildlife, solid waste disposal, coal ash and other environmental considerations. We believe that we are in compliance with environmental regulatory requirements.

However, laws and regulations to which we must adhere change, and the Biden Administration’s agenda represents a significant shift in environmental and energy policy, focusing on reducing GHG emissions and addressing climate change issues. This new direction is reflected in several Executive Orders that President Biden issued in January 2021 and subsequent executive actions that have been undertaken, such as methane emission regulations recently proposed by the EPA or federally driven initiatives to promote electrification over the use of natural gas for domestic purposes. Together, these orders and regulatory proposals reflect climate change issues and GHG reductions as central areas of focus for domestic and international regulations, orders and policies. In addition, a parallel focus on reducing GHG emissions is reflected in legislation introduced in Congress. Representative examples include legislation introduced in March 2021 in the U.S. House of Representatives, called the CLEAN Future Act, tax reforms, the Clean Electricity Performance Program, Build Back Better Act and the recently enacted Inflation Reduction Act of 2022 that imposes a methane fee on natural gas emissions among a number of new clean energy initiatives. We expect other legislation to be introduced and considered by the U.S. House and the U.S. Senate focusing on GHG emission reduction, environmental and energy policy.

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

VERSION 3
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

Colstrip - As part of the settlement of litigation brought by the Sierra Club and the MEIC against the owners and operator of Colstrip, the owners of Units 1 and 2 agreed to shut down those units no later than July 2022. In January 2020, the owners of Units 1 and 2 closed those two units. We do not have ownership in Units 1 and 2, and decisions regarding those units, including their shut down, were made by their respective owners. The six owners of Units 3 and 4 currently share the operating costs pursuant to the terms of the O&O Agreement. Costs of common facilities were historically shared among the owners of all four units. With the closure of Units 1 and 2, we are incurring additional operating costs with respect to our interest in Unit 4 and may experience a negative impact on our transmission revenue due to reduced amounts of energy transmitted across our transmission lines.

The remaining depreciable life of our investment in Colstrip Unit 4 is through 2042. Recovery of costs associated with the closure of the facility is subject to MPSC approval. Three of the joint owners of Units 3 and 4 are subject to regulation in Washington and in May 2019, the Washington state legislature enacted a statute mandating Washington electric utilities to “eliminate coal-fired resources from [their] allocation of electricity” on or before December 31, 2025, after which date they may no longer include their share of coal-fired resources in their regulated electric supply portfolio. Talen and Puget Sound Energy (Puget), a co-owner of Colstrip, have entered into a transaction in which Puget will transfer its 25% Project Share in Units 3 and 4 to Talen. The anticipated closing date of the transaction is December 31, 2025. On September 12, 2022, Puget issued a notice of the transaction, triggering a 90 day timeframe in which we, or other co-owners could exercise rights of first refusal arising under the O&O Agreement. We are currently evaluating the proposed transaction, the potential exercise of our right of first refusal and the uncertainty and risks concerning the same.

VERSION 3
While we believe closure requires each owner’s consent, there are differences among the owners as to this issue under the O&O Agreement. On March 12, 2021, we initiated the Arbitration under the O&O Agreement, which seeks to resolve the primary issue of whether closure of Units 3 and 4 can be accomplished without each joint owner's consent and to clarify the obligations of the joint owners to continue to fund operations until all joint owners agree on closure. The Arbitration, which has been delayed by legal challenges and the impact of the Talen bankruptcy, remains pending.

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

We must comply with established reliability standards and requirements including Critical Infrastructure Protection Reliability Standards, which apply to North American Electric Reliability Corporation (NERC) functions. NERC reliability standards protect the nations’ bulk power system against potential disruptions from cyber and physical security breaches. The FERC, NERC, or a regional reliability organization may assess penalties against any responsible entity that violates their rules, regulations or standards. Penalties for the most severe violations can reach nearly $1.2 million per violation, per day. If a serious reliability incident or other incidence of noncompliance did occur, it could have a material adverse effect on our operating and financial results.

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

We are generally obligated under federal law to purchase power from certain QF projects, regardless of current load demand, availability of lower cost generation resources, transmission availability or market prices. These resources are primarily intermittent, non-dispatchable generation whose prices may be in excess of market prices during times of lower customer demand, and may not be able to generate electricity during peak times. These resources typically do not meet the requirements set forth in our supply plans for resource procurement. These requirements to purchase supply that is inconsistent with customer need may have multiple impacts, including increasing the likelihood and frequency that we will be required to reduce output from owned generation resources and that we will need to upgrade or build additional transmission facilities to serve QF projects. Either of these results would increase costs to customers. Further, balancing load and power generation on our system is challenging, and we expect that operational costs will increase as a result of integration of these intermittent, non-dispatchable generation projects. If we are unable to timely recover those costs, those increased costs may negatively affect our liquidity, results of operations and financial condition.

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

VERSION 3

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

Fire risk is significant in the western United States, including in our service territory. Various factors in recent years have contributed to increasing fire risk including dead and dying trees, warmer air temperatures, drought, wind, forest management practices, and land management practices. These factors increase the risk of a fire in both forests and grasslands. In forested areas, this issue has been heightened by mountain pine beetle and other infestations weakening and killing trees in our service territory. Worsening conditions as a result of climate change may increase the likelihood and magnitude of damages that may be caused by fires. Residential and commercial development into the wildland-urban interface has also led to an increasing trend in the degree of destruction from wildfires.

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

For our electric generating facilities, operational risks include facility shutdowns due to breakdown or failure of equipment or processes, interruptions in fuel supply, labor disputes, operator error, catastrophic events such as fires, explosions, floods, and intentional acts of destruction or other similar occurrences affecting the electric generating facilities; and operational changes necessitated by environmental legislation, litigation or regulation. The loss of a major electric generating facility would require us to find other sources of supply or ancillary services, if available, and expose us to higher purchased power costs and potential litigation which may not be recovered from customers. In this regard,a Federal District Court for the District of Montana recently ruled that the Office of Surface Mining did not analyze, or inadequately analyzed, several types of impacts associated with the issuance of a permit for mining a new area at the Rosebud Mine in Montana, which supplies coal to Colstrip and contains significant quantities of coal. The District Court ordered the Office of Surface Mining to correct these deficiencies within 19 months. In the meantime, mining in this area continues. Even without this permit, we believe there is adequate coal to meet our Colstrip Unit 4 operational needs through the current coal supply contract period, which ends on December 31, 2025. In order to operate the Colstrip facility through its currently identified retirement date of 2042, it will be necessary to identify and contract for coal supply subsequent to expiration of current contract.

We maintain insurance against some, but not all, of these risks and losses. The occurrence of any of these events not fully covered by insurance could have a material adverse effect on our financial position and results of operations.

VERSION 3

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

VERSION 3
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

VERSION 3
Losing electric service during extreme conditions carries significant consequences, as without our services our customers may be subjected to dire circumstances.

Commodity pricing is an inherent risk component of our business operations and our financial results. Even though rate regulation is premised on full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that our costs are recoverable as discussed above. The prevailing market prices for electricity may fluctuate substantially over relatively short periods of time, potentially adversely impacting our results of operations, financial condition and cash flows due to our need for market purchases and the sharing component of the Montana PCCAM. During 2021 and during the first nine months of 2022, market prices for electricity and natural gas in peak periods were increasingly volatile, resulting in a significant under-collection of these costs impacting our results of operations and cash flows.

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

VERSION 3

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

Executive Order 14042 provides, generally, that federal agencies ensure that covered contracts and contract-like instruments include a clause that the federal contractor and any subcontractor be fully vaccinated against COVID-19 and comply with other COVID-related requirements such as social distancing and masking. The Executive Order did not apply to all government contracts. Since then, multiple courts have enjoined the Executive Order’s implementation, although the court decisions are not uniform in their application or the states to which the injunction applies. Additionally, the federal government has indicated that it will not, for the time being, enforce the vaccination mandate. However, our obligation to comply with Executive Order 14042 could change in the future depending on the ultimate resolution of court challenges to that Order and any new contracts.

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

VERSION 3
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

VERSION 3

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

VERSION 3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthWestern Corporation
Date:	October 25, 2022	By:	/s/ CRYSTAL LAIL
Crystal Lail
Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer