Form 10-Q
period 2023-03-31
NORTHWESTERN CORP
filed 2023-04-28
CIK 73088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Common Stock, Par Value $0.01, 59,794,897 shares outstanding at April 21, 2023

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

PART 1. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenues
Electric	$295,308	$271,727
Gas	159,234	122,755
Total Revenues	454,542	394,482
Operating expenses
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	165,492	135,073
Operating and maintenance	55,861	52,794
Administrative and general	34,748	31,644
Property and other taxes	49,151	46,850
Depreciation and depletion	53,248	48,905
Total Operating Expenses	358,500	315,266
Operating income	96,042	79,216
Interest expense, net	(28,008)	(23,716)
Other income, net	4,737	4,721
Income before income taxes	72,771	60,221
Income tax expense	(10,241)	(1,111)
Net Income	$62,530	$59,110

Average Common Shares Outstanding	59,776	54,097
Basic Earnings per Average Common Share	$1.05	$1.09
Diluted Earnings per Average Common Share	$1.05	$1.08
Dividends Declared per Common Share	$0.64	$0.63

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Net Income	$62,530	$59,110
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(2)	(2)
Postretirement medical liability adjustment	(167)	(158)
Reclassification of net losses on derivative instruments	113	113
Total Other Comprehensive Loss	(56)	(47)
Comprehensive Income	$62,474	$59,063

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	March 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$10,730	$8,489
Restricted cash	16,372	13,974
Accounts receivable, net	218,744	244,952
Inventories	92,545	107,359
Regulatory assets	86,618	136,009
Prepaid expenses and other	23,327	28,041
Total current assets	448,336	538,824
Property, plant, and equipment, net	5,702,670	5,657,480
Goodwill	357,586	357,586
Regulatory assets	724,441	716,570
Other noncurrent assets	47,961	47,323
Total Assets	$7,280,994	$7,317,783
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of finance leases	$3,155	$3,098
Current portion of long-term debt	244,382	144,525
Accounts payable	104,757	201,498
Accrued expenses and other	308,620	250,579
Regulatory liabilities	19,767	21,145
Total current liabilities	680,681	620,845
Long-term finance leases	7,996	8,799
Long-term debt	2,340,588	2,474,357
Deferred income taxes	541,321	538,983
Noncurrent regulatory liabilities	659,189	654,213
Other noncurrent liabilities	358,219	355,403
Total Liabilities	4,587,994	4,652,600
Commitments and Contingencies (Note 10)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 63,326,346 and 59,793,691 shares, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	633	633
Treasury stock at cost	(98,471)	(98,392)
Paid-in capital	2,002,839	1,999,376
Retained earnings	795,903	771,414
Accumulated other comprehensive loss	(7,904)	(7,848)
Total Shareholders' Equity	2,693,000	2,665,183
Total Liabilities and Shareholders' Equity	$7,280,994	$7,317,783

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES:
Net income	$62,530	$59,110
Items not affecting cash:
Depreciation and depletion	53,248	48,905
Amortization of debt issuance costs, discount and deferred hedge gain	1,349	1,270
Stock-based compensation costs	3,308	2,757
Equity portion of allowance for funds used during construction	(3,715)	(3,116)
Loss on disposition of assets	(18)	(1)
Deferred income taxes	(10,420)	(6,558)
Changes in current assets and liabilities:
Accounts receivable	26,208	24,936
Inventories	14,814	10,005
Other current assets	4,714	1,181
Accounts payable	(44,193)	(3,432)
Accrued expenses and other	58,236	46,119
Regulatory assets	49,391	14,961
Regulatory liabilities	(1,378)	(1,003)
Other noncurrent assets	1,290	7,153
Other noncurrent liabilities	(1,665)	(6,621)
Cash Provided by Operating Activities	213,699	195,666
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(136,604)	(115,502)
Investment in equity securities	—	(567)
Cash Used in Investing Activities	(136,604)	(116,069)
FINANCING ACTIVITIES:
Dividends on common stock	(38,041)	(33,901)
Issuance of long-term debt	220,000	—
Line of credit repayments, net	(253,000)	(33,000)
Other financing activities, net	(1,415)	(560)
Cash Used in Financing Activities	(72,456)	(67,461)
Increase in Cash, Cash Equivalents, and Restricted Cash	4,639	12,136
Cash, Cash Equivalents, and Restricted Cash, beginning of period	22,463	18,762
Cash, Cash Equivalents, and Restricted Cash, end of period	$27,102	$30,898
Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$3,204	$—
Interest	18,196	14,152
Significant non-cash transactions:
Capital expenditures included in accounts payable	12,209	17,156

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	Number of Common Shares	Number of Treasury Shares	Common Stock	Treasury Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 31, 2021	57,606	3,546	$576	$(98,248)	$1,716,227	$728,468	$(7,310)	$2,339,713

Net income	—	—	—	—	—	59,110	—	59,110
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(2)	(2)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	113	113
Postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	(158)	(158)
Stock-based compensation	87	16	1	(911)	2,746	—	—	1,836
Issuance of shares	—	(6)	—	173	97	—	—	270
Dividends on common stock ($0.630 per share)	—	—	—	—	—	(33,901)	—	(33,901)
Balance at March 31, 2022	57,693	3,556	$577	$(98,986)	$1,719,070	$753,677	$(7,357)	$2,366,981

Balance at December 31, 2022	63,278	3,534	$633	$(98,392)	$1,999,376	$771,414	$(7,848)	$2,665,183

Net income	—	—	—	—	—	62,530	—	62,530
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(2)	(2)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	113	113
Postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	(167)	(167)
Stock-based compensation	48	—	—	(79)	3,294	—	—	3,215
Issuance of shares	—	(1)	—	—	169	—	—	169
Dividends on common stock ($0.640 per share)	—	—	—	—	—	(38,041)	—	(38,041)
Balance at March 31, 2023	63,326	3,533	$633	$(98,471)	$2,002,839	$795,903	$(7,904)	$2,693,000

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Reference is made to Notes to Financial Statements included in NorthWestern Corporation’s Annual Report)
(Unaudited)

(1) Nature of Operations and Basis of Consolidation

NorthWestern Corporation, doing business as NorthWestern Energy, provides electricity and/or natural gas to approximately 764,200 customers in Montana, South Dakota, Nebraska and Yellowstone National Park. We have generated and distributed electricity in South Dakota and distributed natural gas in South Dakota and Nebraska since 1923 and have generated and distributed electricity and distributed natural gas in Montana since 2002.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires us to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The unaudited Condensed Consolidated Financial Statements (Financial Statements) reflect all adjustments (which unless otherwise noted are normal and recurring in nature) that are, in our opinion, necessary to fairly present our financial position, results of operations and cash flows. The actual results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Events occurring subsequent to March 31, 2023 have been evaluated as to their potential impact to the Financial Statements through the date of issuance.

The Financial Statements included herein have been prepared by NorthWestern, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, we believe that the condensed disclosures provided are adequate to make the information presented not misleading. We recommend that these Financial Statements be read in conjunction with the audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31,	December 31,	March 31,	December 31,
	2023	2022	2022	2021
Cash and cash equivalents	$10,730	$8,489	$13,645	$2,820
Restricted cash	16,372	13,974	17,253	15,942
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$27,102	$22,463	$30,898	$18,762

(2) Regulatory Matters

Except as set forth below, the circumstances set forth in Note 3 - Regulatory Matters to the financial statements included in our Annual Report on the Form 10-K for the year ended December 31, 2022 appropriately represent, in all material respects, the current status of our regulatory matters.

Montana Rate Review

On August 8, 2022, we filed a Montana electric and natural gas rate review with the Montana Public Service Commission (MPSC) requesting an annual increase to electric and natural gas utility rates. On September 28, 2022, the MPSC approved the recommendations of the MPSC Staff for interim rates effective October 1, 2022, subject to refund. Subsequently, we modified our request through rebuttal testimony. On April 3, 2023, we filed a settlement with certain parties in our Montana electric and natural gas rate review, which is subject to approval by the MPSC. The details of our request, as so modified, the interim rates granted, and the settlement agreement are set forth below:

Requested Revenue Increase Through Rebuttal Testimony (in millions)
	Electric	Natural Gas
Base Rates	$90.6	$22.4
PCCAM(1)	$69.7	n/a
Property Tax (tracker true-up)(1)	$14.5	$4.2
Total Revenue Increase Requested through Rebuttal Testimony	$174.8	$26.6

Interim Revenue Increase Granted (in millions)
	Electric	Natural Gas
Base Rates	$29.4	$1.7
Power Cost & Credit Mechanism (PCCAM)(1)	$61.1	n/a
Property Tax (tracker true-up)(1)(2)	$10.8	$2.9
Total Interim Revenue Granted	$101.3	$4.6

Requested Revenue Increase Through Settlement Agreement (in millions)
	Electric	Natural Gas
Base Rates	$67.4	$14.1
PCCAM(1)	$69.7	n/a
Property Tax (tracker true-up)(1)	$14.5	$4.2
Total Revenue Increase Requested Through Settlement Agreement	$151.6	$18.3
(1) These items are flow-through costs.
(2) While our requested interim property tax base increases were denied from interim rates, these rates went into effect on January 1, 2023, as part of our 2023 property tax tracker period true-up.

The settlement includes, among other things, agreement on electric and natural gas base revenue increases, allocated cost of service, rate design, updates to the base amount of revenues associated with property taxes and electric supply costs, and regulatory policy issues related to requested changes in regulatory mechanisms. The settlement is based on a 48.02 percent equity component of our capital structure and an authorized return on equity of 9.65 percent for electric operations and 9.55 percent for natural gas operations, which are consistent with current authorized return on equity amounts.

The settlement agreement provides for an update to the PCCAM by adjusting the base costs from $138.7 million to $208.4 million and providing for more timely quarterly recovery of deferred balances instead of annual recovery. It also addresses the potential for future recovery of certain operating costs associated with the Yellowstone County Generating Station and provides for the deferral of incremental operating costs related to our Enhanced Wildfire Mitigation Plan. The settling parties agreed to terminate the pilot decoupling program (Fixed Cost Recovery Mechanism) and that the proposed business technology rider will not be implemented.

A hearing commenced on April 11, 2023 and concluded on April 18, 2023. Interim rates will remain in effect on a refundable basis until the MPSC issues a final order.

Holding Company Filings

As previously reported, on June 1, 2022, we filed a legal corporate restructuring application (Restructuring Plan) with the state commissions in Montana, South Dakota and Nebraska and the Federal Energy Regulatory Commission (FERC). Currently, our utility businesses are held in the same legal entity. Under the proposed Restructuring Plan, we would legally separate our Montana public utility business from our South Dakota and Nebraska public utility business and establish a holding company to hold the ownership interests of all of the subsidiaries. The purpose of the reorganization is to segregate our organizational structure to be more transparent and in line with the public utility industry.

The Restructuring Plan does not propose and we do not expect any procedural or substantive change in how the state public utility commissions regulate those services. Implementation of the Restructuring Plan is subject to receipt of all regulatory approvals. During 2022, we received approvals from the Nebraska Public Service Commission, South Dakota Public Service Commission, and the FERC. On February 21, 2023, the MPSC approved the Restructuring Plan. We are currently developing implementation timing to effectuate the Restructuring Plan.

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

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in thousands):

	Three Months Ended March 31,
	2023		2022
Income before income taxes	$72,771		$60,221

Income tax calculated at federal statutory rate	15,282	21.0%	12,646	21.0%

Permanent or flow-through adjustments:
State income tax, net of federal provisions	959	1.3	400	0.7
Flow-through repairs deductions	(5,845)	(8.0)	(6,801)	(11.3)
Production tax credits	(3,199)	(4.4)	(3,824)	(6.4)
Amortization of excess deferred income tax	(799)	(1.1)	(411)	(0.7)
Reduction to previously claimed alternative minimum tax credit	3,186	4.4	—	—
Plant and depreciation of flow-through items	688	0.9	(255)	(0.4)
Share-based compensation	388	0.5	(253)	(0.4)
Other, net	(419)	(0.5)	(391)	(0.7)
	(5,041)	(6.9)	(11,535)	(19.2)

Income tax expense	$10,241	14.1%	$1,111	1.8%

Uncertain Tax Positions

We recognize tax positions that meet the more-likely-than-not threshold as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. We had unrecognized tax benefits of approximately $29.9 million as of March 31, 2023, including approximately $27.9 million that, if recognized, would impact our effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitation within the next twelve months.

Our policy is to recognize interest and penalties in income tax expense. As of March 31, 2023, we have accrued $1.7 million for the payment of interest and penalties on the Condensed Consolidated Balance Sheets. As of December 31, 2022, we had accrued $1.4 million for the payment of interest and penalties on the Condensed Consolidated Balance Sheets.

Tax years 2019 and forward remain subject to examination by the Internal Revenue Service and state taxing authorities. During the first quarter of 2023 the IRS commenced a limited scope examination of the Company's 2019 amended federal income tax return. This examination concluded in the first quarter of 2023 and resulted in a reduction to our previously claimed alternative minimum tax credit refund.

(4) Comprehensive (Loss) Income

The following tables display the components of Other Comprehensive (Loss) Income, after-tax, and the related tax effects (in thousands):

	Three Months Ended
	March 31, 2023			March 31, 2022
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation adjustment	$(2)	$—	$(2)	$(2)	$—	$(2)
Reclassification of net income on derivative instruments	153	(40)	113	153	(40)	113
Postretirement medical liability adjustment	(212)	45	(167)	(212)	54	(158)
Other comprehensive (loss) income	$(61)	$5	$(56)	$(61)	$14	$(47)

Balances by classification included within accumulated other comprehensive loss (AOCL) on the Condensed Consolidated Balance Sheets are as follows, net of tax (in thousands):

	March 31, 2023	December 31, 2022
Foreign currency translation	$1,433	$1,435
Derivative instruments designated as cash flow hedges	(9,712)	(9,825)
Postretirement medical plans	375	542
Accumulated other comprehensive loss	$(7,904)	$(7,848)

The following tables display the changes in AOCL by component, net of tax (in thousands):

		Three Months Ended
		March 31, 2023
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(9,825)	$542	$1,435	$(7,848)
Other comprehensive loss before reclassifications		—	—	(2)	(2)
Amounts reclassified from AOCL	Interest Expense	113	—	—	113
Amounts reclassified from AOCL		—	(167)	—	(167)
Net current-period other comprehensive income (loss)		113	(167)	(2)	(56)
Ending balance		$(9,712)	$375	$1,433	$(7,904)

		Three Months Ended
		March 31, 2022
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(10,277)	$1,524	$1,443	$(7,310)
Other comprehensive loss before reclassifications		—	—	(2)	(2)
Amounts reclassified from AOCL	Interest Expense	113	—	—	113
Amounts reclassified from AOCL		—	(158)	—	(158)
Net current-period other comprehensive income (loss)		113	(158)	(2)	(47)
Ending balance		$(10,164)	$1,366	$1,441	$(7,357)

(5) Financing Activities

On March 30, 2023, we issued and sold $239.0 million aggregate principal amount of Montana First Mortgage Bonds at a fixed interest rate of 5.57 percent maturing on March 30, 2033. On this same day, we issued and sold $31.0 million aggregate principal amount of South Dakota First Mortgage Bonds at a fixed interest rate of 5.57 percent maturing on March 30, 2033. We received proceeds totaling $220.0 million on March 30, 2023. We will receive the remaining $50.0 million of proceeds, associated with the Montana First Mortgage Bonds, on May 1, 2023. These bonds were issued in transactions exempt from the registration requirements of the Securities Act of 1933. Proceeds were used to repay a portion of our outstanding borrowings under our revolving credit facilities and for other general corporate purposes. The bonds are secured by our electric and natural gas assets in Montana and South Dakota.

On March 29, 2023, we priced an additional $30.0 million aggregate principal amount of South Dakota First Mortgage Bonds at a fixed interest rate of 5.42 percent. We expect to complete the issuance and sale of these bonds on May 1, 2023 and they will mature on May 1, 2033.

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

Financial data for the business segments are as follows (in thousands):

Three Months Ended
March 31, 2023	Electric	Gas	Other	Eliminations	Total
Operating revenues	$295,308	$159,234	$—	$—	$454,542
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	78,134	87,358	—	—	165,492
Utility margin	217,174	71,876	—	—	289,050
Operating and maintenance	42,413	13,448	—	—	55,861
Administrative and general	24,968	9,766	14	—	34,748
Property and other taxes	38,251	10,898	2	—	49,151
Depreciation and depletion	43,898	9,350	—	—	53,248
Operating income (loss)	67,644	28,414	(16)	—	96,042
Interest expense, net	(18,560)	(3,251)	(6,197)	—	(28,008)
Other income (expense), net	3,366	1,415	(44)	—	4,737
Income tax (expense) benefit	(6,628)	234	(3,847)	—	(10,241)
Net income (loss)	$45,822	$26,812	$(10,104)	$—	$62,530
Total assets	$5,874,061	$1,399,717	$7,216	$—	$7,280,994
Capital expenditures	$120,819	$15,785	$—	$—	$136,604

Three Months Ended
March 31, 2022	Electric	Gas	Other	Eliminations	Total
Operating revenues	$271,727	$122,755	$—	$—	$394,482
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	77,623	57,450	—	—	135,073
Utility margin	194,104	65,305	—	—	259,409
Operating and maintenance	39,501	13,293	—	—	52,794
Administrative and general	22,737	8,652	255	—	31,644
Property and other taxes	36,425	10,423	2	—	46,850
Depreciation and depletion	40,424	8,481	—	—	48,905
Operating income (loss)	55,017	24,456	(257)	—	79,216
Interest expense, net	(18,969)	(3,390)	(1,357)	—	(23,716)
Other income, net	2,982	1,530	209	—	4,721
Income tax (expense) benefit	(994)	(1,382)	1,265	—	(1,111)
Net income (loss)	$38,036	$21,214	$(140)	$—	$59,110
Total assets	$5,523,726	$1,291,946	$6,363	$—	$6,822,035
Capital expenditures	$98,609	$16,893	$—	$—	$115,502

(7)  Revenue from Contracts with Customers

Nature of Goods and Services

We provide retail electric and natural gas services to three primary customer classes. Our largest customer class consists of residential customers, which includes single private dwellings and individual apartments. Our commercial customers consist primarily of main street businesses, and our industrial customers consist primarily of manufacturing and processing businesses that turn raw materials into products.

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

Disaggregation of Revenue

The following tables disaggregate our revenue by major source and customer class (in millions):

	Three Months Ended
	March 31, 2023			March 31, 2022
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Montana	$125.5	$66.9	$192.4	$97.0	$52.3	$149.3
South Dakota	19.8	19.9	39.7	20.4	19.9	40.3
Nebraska	—	20.5	20.5	—	15.4	15.4
Residential	145.3	107.3	252.6	117.4	87.6	205.0
Montana	112.6	36.3	148.9	86.5	27.1	113.6
South Dakota	25.1	14.3	39.4	27.6	14.5	42.1
Nebraska	—	13.2	13.2	—	9.2	9.2
Commercial	137.7	63.8	201.5	114.1	50.8	164.9
Industrial	11.8	0.7	12.5	9.7	0.6	10.3
Lighting, governmental, irrigation, and interdepartmental	5.3	0.8	6.1	4.5	0.7	5.2
Total Customer Revenues	300.1	172.6	472.7	245.7	139.7	385.4
Other tariff and contract based revenues	21.4	12.3	33.7	20.1	10.0	30.1
Total Revenue from Contracts with Customers	321.5	184.9	506.4	265.8	149.7	415.5
Regulatory amortization and other	(26.2)	(25.7)	(51.9)	5.9	(26.9)	(21.0)
Total Revenues	$295.3	$159.2	$454.5	$271.7	$122.8	$394.5

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

	Three Months Ended
	March 31, 2023	March 31, 2022
Basic computation	59,776,195	54,096,768
Dilutive effect of:
Performance share awards(1)	13,009	11,244
Forward equity sale(2)	—	711,383
Diluted computation	59,789,204	54,819,395

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

As of March 31, 2023, there were 69,853 shares from performance and restricted share awards which were antidilutive and excluded from the earnings per share calculations, compared to 100,671 shares as of March 31, 2022.

(9) Employee Benefit Plans

We sponsor and/or contribute to pension and postretirement health care and life insurance benefit plans for eligible employees. Net periodic benefit cost (credit) for our pension and other postretirement plans consists of the following (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023	2022
Components of Net Periodic Benefit Cost (Credit)
Service cost	$1,494	$2,884	$87	$91
Interest cost	6,565	4,668	176	91
Expected return on plan assets	(6,686)	(6,052)	(275)	(262)
Amortization of prior service credit	—	—	29	(473)
Recognized actuarial loss (gain)	140	—	31	(14)
Net periodic benefit cost (credit)	$1,513	$1,500	$48	$(567)

We have not contributed to our pension plans during the three months ended March 31, 2023. We expect to contribute $11.2 million to our pension plans during the remainder of 2023.

(10) Commitments and Contingencies

Except as set forth below and in Note 2 - Regulatory Matters above, the circumstances set forth in Note 18 - Commitments and Contingencies to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 appropriately represent, in all material respects, the current status of our material commitments and contingent liabilities.

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

Our environmental exposure includes a number of components, including remediation expenses related to the cleanup of current or former properties, and costs to comply with changing environmental regulations related to our operations. At present, our environmental reserve, which relates primarily to the remediation of former manufactured gas plant sites owned by us or for which we are responsible, is estimated to range between $21.3 million to $32.4 million. As of March 31, 2023, we had a reserve of approximately $26.1 million, which has not been discounted. Environmental costs are recorded when it is probable we are liable for the remediation and we can reasonably estimate the liability. We use a combination of site investigations and monitoring to formulate an estimate of environmental remediation costs for specific sites. Our monitoring procedures and development of actual remediation plans depend not only on site specific information but also on coordination with the different environmental regulatory agencies in our respective jurisdictions; therefore, while remediation exposure exists, it may be many years before costs are incurred.

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

The litigation has a long prior history in state and federal court, including before the United States Supreme Court, as detailed in Note 18 - Commitments and Contingencies to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. On April 20, 2016, we removed the case from State District Court to the United States District Court for the District of Montana (Federal District Court). On August 1, 2018, the Federal District Court granted our and Talen’s motions to dismiss the State’s Complaint as it pertains to the navigability of the riverbeds associated with four of our hydroelectric facilities near Great Falls. A bench trial before the Federal District Court commenced January 4, 2022, and concluded on January 18, 2022, which addressed the issue of navigability concerning our other six facilities. Damages were bifurcated by agreement and will be tried separately should the Federal District Court find any segments navigable. While we await the Federal District Court decision on navigability, the damages phase of the case remains stayed.

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

Colstrip Arbitration

The remaining depreciable life of our investment in Colstrip Unit 4 is through 2042. The six owners of Colstrip Units 3 and 4 currently share the operating costs pursuant to the terms of an Ownership and Operation Agreement (O&O Agreement). However, several of the owners are mandated by Washington and Oregon law to eliminate coal-fired resources in 2025 and 2029, respectively.

As a result of the mandate, the owners have disagreed on various operational funding decisions, including whether closure requires each owner’s consent under the O&O Agreement. On March 12, 2021, we initiated an arbitration under the O&O Agreement (the “Arbitration”), to resolve the issues of whether closure requires each owner's consent and to clarify each owner's obligations to continue to fund operations until all joint owners agree on closure. The owners previously initiated efforts to identify arbitrators and have agreed to stay the Arbitration while they explore a potential resolution to their disagreements.

Colstrip Coal Dust Litigation

On December 14, 2020, a claim was filed against Talen in the Montana Sixteenth Judicial District Court, Rosebud County, Cause No. CV-20-58. Talen is one of the co-owners of Colstrip Unit 3, and the operator of Units 3 and 4. The plaintiffs allege they have suffered adverse effects from coal dust generated during operations associated with Colstrip. On August 26, 2021, the claim was amended to add in excess of 100 plaintiffs. It also added NorthWestern, the other owners of Colstrip, and Westmoreland Rosebud Mining LLC, as defendants. Plaintiffs are seeking economic damages, costs and disbursements, punitive damages, attorneys’ fees, and an injunction prohibiting defendants from allowing coal dust to blow onto plaintiffs’ properties.

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

NorthWestern owns property in the Railroad Corridor sub-section of Operable Unit 1. BNSF claims it is entitled to indemnity and contribution from NorthWestern for the costs it has and will incur to investigate and remediate contamination in Operable Unit 1. BNSF reports it has incurred in excess of $4.4 million, pending final resolution, of response and oversight costs incurred by government agencies (EPA and Montana DEQ), in investigative and other response costs associated with Operable Unit 1, and that in the future it will incur additional costs to implement the final remedy for Operable Unit 1. In the Record of Decision (ROD) for Operable Unit 1 issued on August 21, 2021, the EPA estimated the costs to implement the selected remedies for the Railroad Corridor will be approximately $4.1 million. In the ROD, the EPA also estimated the costs to implement the selected remedy (including institutional controls) for the four “areas of interest” in Operable Unit 1 would be approximately $1.8 million, with annual operating costs of ten thousand dollars. We are evaluating BNSF’s claim and are unable at this time to predict outcomes or estimate a range of reasonably possible losses.

Yellowstone County Generating Station Air Permit

On October 21, 2021, the Montana Environmental Information Center (MEIC) and the Sierra Club filed a lawsuit in Montana State Court, against the Montana Department of Environmental Quality (MDEQ) and NorthWestern, alleging that the environmental analysis conducted by MDEQ prior to issuance of the Yellowstone County Generating Station's air quality construction permit was inadequate. The Montana District Court judge held oral argument on June 20, 2022. On April 4, 2023, the Montana District Court issued an order finding MDEQ's environmental analysis was deficient in not addressing exterior lighting and greenhouse gases. The Montana District Court remanded it back to MDEQ to address the deficiencies and vacated the air quality permit pending that remand. As a result of the vacatur of the permit, we are required to stop construction and will not be able to recommence construction until the permit is reissued. On April 14, 2023, following entry of final judgment, we filed our motion to stay the order vacating the air quality permit. On April 17, 2023, we filed a notice of appeal with the Montana Supreme Court. This lawsuit, as well as additional legal challenges related to the Yellowstone County Generating Station, could delay the project timing and increase costs. At this time, we still expect the plant to be operational by the end of 2024.

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

OVERVIEW

NorthWestern Corporation, doing business as NorthWestern Energy, provides electricity and/or natural gas to approximately 764,200 customers in Montana, South Dakota, Nebraska and Yellowstone National Park. For a discussion of NorthWestern’s business strategy, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

•Investing in and integrating supply resources that balance reliability, cost, capacity, and sustainability considerations with more predictable long-term commodity prices

•Continually improving our operating efficiency. Financial discipline is essential to earning our authorized return on invested capital and maintaining a strong balance sheet, stable cash flows, and quality credit ratings to continue to attract cost-effective capital for future investment.

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

As you read this discussion and analysis, refer to our Condensed Consolidated Statements of Income, which present the results of our operations for the three months ended March 31, 2023 and 2022.

HOW WE PERFORMED AGAINST OUR FIRST QUARTER 2022 RESULTS

	Three Months Ended March 31, 2023 vs. 2022
	Income Before Income Taxes	Income Tax (Expense) Benefit	Net Income
		(in millions)
First Quarter 2022	$60.2	$(1.1)	$59.1
Variance in revenue and fuel, purchased supply, and direct transmission expense(1) items impacting net income:
Higher electric retail volumes	9.8	(2.5)	7.3
Montana interim rates (subject to refund)	8.5	(2.2)	6.3
Higher natural gas retail volumes	3.7	(0.9)	2.8
Lower non-recoverable Montana electric supply costs due to higher electric supply revenues, partly offset by higher electric supply costs	1.3	(0.3)	1.0
Higher electric transmission revenue	1.2	(0.3)	0.9

Variance in expense items(2) impacting net income:
Higher operating, maintenance, and administrative expenses	(6.6)	1.7	(4.9)
Higher interest expense	(4.3)	1.1	(3.2)
Higher depreciation expense	(4.3)	1.1	(3.2)
Reduction to previously claimed alternative minimum tax credit	—	(3.2)	(3.2)
Other	3.2	(3.6)	(0.4)
First Quarter 2023	$72.7	$(10.2)	$62.5
Change in Net Income			$3.4
(1) Exclusive of depreciation and depletion shown separately below
(2) Excluding fuel, purchased supply, and direct transmission expense

Consolidated net income for the three months ended March 31, 2023 was $62.5 million as compared with $59.1 million for the same period in 2022. This increase was primarily due to higher electric and natural gas retail volumes, higher Montana interim rates associated with our ongoing rate review, which are subject to refund, lower non-recoverable Montana electric supply costs, and higher transmission revenues, partly offset by higher operating and maintenance costs, higher administrative and general costs, higher depreciation and depletion expense, higher interest expense, and higher income tax expense, including a one-time charge for the reduction of previously claimed alternative minimum tax credits.

SIGNIFICANT TRENDS AND REGULATION

Refer to our Annual Report on the Form 10-K for the year ended December 31, 2022 for disclosure of the significant trends and regulations that could have a significant impact on our business. These significant trends and regulations have not changed materially since such disclosure, except as follows:

Regulatory Update

Rate reviews are necessary to recover the cost of providing safe, reliable service, while contributing to earnings growth and achieving our financial objectives. We regularly review the need for electric and natural gas rate relief in each state in which we provide service.

Montana Rate Review Filing – On August 8, 2022, we filed a Montana electric and natural gas rate review with the MPSC requesting an annual increase to electric and natural gas utility rates. On September 28, 2022, the MPSC approved the recommendations of the MPSC Staff for interim rates effective October 1, 2022, subject to refund. Subsequently, we modified our request through rebuttal testimony. On April 3, 2023, we filed a settlement agreement with certain parties in our Montana electric and natural gas rate review, which is subject to approval by the MPSC. The details of our request, as so modified, the interim rates granted, and the settlement agreement are set forth below:

Montana Rate Review ($ in millions)
	Electric	Natural Gas
Current ROE	9.65%	9.55%
Current Equity Ratio	49.38%	46.79%
Proposed Settlement ROE	9.65%	9.55%
Proposed Settlement Equity Ratio	48.02%	48.02%
Rebuttal Filing Forecasted 2022 Rate Base	$2,842	$582

Requested Revenue Increase Through Rebuttal Testimony (in millions)
	Electric	Natural Gas
Base Rates	$90.6	$22.4
PCCAM(1)	$69.7	n/a
Property Tax (tracker true-up)(1)	$14.5	$4.2
Total Revenue Increase Requested through Rebuttal Testimony	$174.8	$26.6

Interim Revenue Increase Granted (in millions)
	Electric	Natural Gas
Base Rates	$29.4	$1.7
Power Cost & Credit Mechanism (PCCAM)(1)	$61.1	n/a
Property Tax (tracker true-up)(1)(2)	$10.8	$2.9
Total Interim Revenue Granted	$101.3	$4.6

Requested Revenue Increase Through Settlement Agreement (in millions)
	Electric	Natural Gas
Base Rates	$67.4	$14.1
PCCAM(1)	$69.7	n/a
Property Tax (tracker true-up)(1)	$14.5	$4.2
Total Revenue Increase Requested Through Settlement Agreement	$151.6	$18.3
(1) These items are flow-through costs.
(2) While our requested interim property tax base increases were denied from interim rates, these rates went into effect on January 1, 2023, as part of our 2023 property tax tracker period true-up.

The settlement includes, among other things, agreement on electric and natural gas base revenue increases, allocated cost of service, rate design, updates to the base amount of revenues associated with property taxes and electric supply costs, and regulatory policy issues related to requested changes in regulatory mechanisms.

The settlement agreement provides for an update to the PCCAM by adjusting the base costs from $138.7 million to $208.4 million and providing for more timely quarterly recovery of deferred balances instead of annual recovery. It also addresses the potential for future recovery of certain operating costs associated with the Yellowstone County Generating Station and provides for the deferral of incremental operating costs related to our Enhanced Wildfire Mitigation Plan. The settling parties agreed to terminate the pilot decoupling program (Fixed Cost Recovery Mechanism) and that the proposed business technology rider will not be implemented.

A hearing commenced on April 11, 2023 and concluded on April 18, 2023. Interim rates will remain in effect on a refundable basis until the MPSC issues a final order.

South Dakota Rate Review Filing – We anticipate making a South Dakota electric general rate filing (2022 test year) in mid-2023.

Holding Company Filings – As previously reported, on June 1, 2022, we filed a legal corporate restructuring application (Restructuring Plan) with the state commissions in Montana, South Dakota and Nebraska and the Federal Energy Regulatory Commission (FERC). Currently, our utility businesses are held in the same legal entity. Under the proposed Restructuring Plan, we would legally separate our Montana public utility business from our South Dakota and Nebraska public utility business and establish a holding company to hold the ownership interests of all of the subsidiaries. The purpose of the reorganization is to segregate our organizational structure to be more transparent and in line with the public utility industry.

The Restructuring Plan does not propose and we do not expect any procedural or substantive change in how the state public utility commissions regulate those services. Implementation of the Restructuring Plan is subject to receipt of all regulatory approvals. During 2022, we received approvals from the Nebraska Public Service Commission, South Dakota Public Service Commission, and the FERC. On February 21, 2023, the MPSC approved the Restructuring Plan. We are currently developing implementation timing to effectuate the Restructuring Plan.

Montana Power Costs and Credits Adjustment Mechanism - The Montana PCCAM Base of $138.7 million, approved in 2019, no longer reflects an accurate current forecast of our normal fuel and power costs. The MPSC's September 28, 2022 decision approving interim rates, which are subject to refund, in our rate review included an increase to the PCCAM Base of $61.1 million, on an interim basis, effective October 1, 2022. As of March 31, 2023, we have under-collected our total Montana electric supply costs for the current July 2022 through June 2023 PCCAM year by approximately $38.8 million. Absent the interim rate PCCAM Base increase, as of March 31, 2023, our under-collected position would have been approximately $65.8 million. Under-collections are not reflected in customer bills and are not recovered until the subsequent power cost adjustment year, adversely affecting our cash flows and liquidity.

Under the PCCAM, under and over-collection of non-qualifying facility related net costs are allocated 90% to Montana customers and 10% to shareholders. For the three months ended March 31, 2023, we deferred $4.3 million of revenue to be refunded to customers (90% of the revenues above base) and recorded an increase in pre-tax earnings of $0.5 million (10% of the variance). For the three months ended March 31, 2022, we deferred $7.2 million of costs for future collection from customers and recorded a reduction in pre-tax earnings of $0.8 million.

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

Electric Resource Planning - Montana

Yellowstone County 175 MW plant - As previously reported, in October 2021, the Montana Environmental Information Center and the Sierra Club filed a lawsuit in Montana State Court, against the Montana Department of Environmental Quality (MDEQ) and us, alleging that the environmental analysis conducted prior to issuance of the Yellowstone County Generating Station's air quality permit was inadequate. On April 4, 2023, the Montana District Court issued an order finding the MDEQ's environmental analysis was deficient in not addressing exterior lighting and greenhouse gases and remanded it back to MDEQ to address the deficiencies and vacated the air quality permit pending that remand. As a result of the vacatur of the permit, we are required to stop construction and will not be able to recommence construction until the permit is reissued. On April 14, 2023, following entry of final judgment, we filed our motion to stay the order vacating the air quality permit. On April 17, 2023, we filed a notice of appeal with the Montana Supreme Court. This lawsuit, as well as additional legal challenges related to the Yellowstone County Generating Station, could delay the project timing and increase costs. At this time, we still expect the plant to be operational by the end of 2024. Total costs of approximately $174.7 million have been incurred, with expected total costs of approximately $275.0 million.

Future Integrated Resource Planning - Resource adequacy in the Western third of the U.S. has been declining with the retirement of thermal power plants. Our owned and long-term contracted resources are inadequate to supply the necessary capacity we require to meet our peak-demand loads, which exposes us to large quantities of market purchases at typically high and volatile energy prices. To comply with regulatory resource planning requirements, we expect to submit an integrated resource plan to the MPSC by the end of April 2023.

We remain concerned regarding an overall lack of capacity in the West and our owned and long-term contracted capacity deficit to meet peak-demand loads. The construction of the Yellowstone County Generating Station and acquisition of Avista's Colstrip Units 3 and 4 interests will reduce our exposure to market purchases at typically high and volatile energy prices.

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

OVERALL CONSOLIDATED RESULTS

Three Months Ended March 31, 2023 Compared with the Three Months Ended March 31, 2022

Consolidated net income for the three months ended March 31, 2023 was $62.5 million as compared with $59.1 million for the same period in 2022. This increase was primarily due to higher electric and natural gas retail volumes, higher Montana interim rates associated with our ongoing rate review, which are subject to refund, lower non-recoverable Montana electric supply costs, and higher transmission revenues, partly offset by higher operating and maintenance costs, higher administrative and general costs, higher depreciation and depletion expense, higher interest expense, and higher income tax expense, including a one-time charge for the reduction of previously claimed alternative minimum tax credits.

Consolidated gross margin for the three months ended March 31, 2023 was $130.7 million as compared with $110.8 million in 2022, an increase of $19.9 million, or 18.0 percent. This increase was primarily due to higher electric and natural gas retail volumes, higher Montana interim rates associated with our ongoing rate review, which are subject to refund, lower non-recoverable Montana electric supply costs, and higher transmission revenues, partly offset by higher Operating and maintenance expense and depreciation and depletion expense.

	Electric		Natural Gas		Total
	2023	2022	2023	2022	2023	2022
	(in millions)
Reconciliation of gross margin to utility margin:
Operating Revenues	$295.3	$271.7	$159.2	$122.8	$454.5	$394.5
Less: Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	78.1	77.6	87.4	57.5	165.5	135.1
Less: Operating and maintenance	42.4	39.5	13.5	13.3	55.9	52.8
Less: Property and other taxes	38.3	36.5	10.9	10.4	49.2	46.9
Less: Depreciation and depletion	43.9	40.4	9.3	8.5	53.2	48.9
Gross Margin	92.6	77.7	38.1	33.1	130.7	110.8
Operating and maintenance	42.4	39.5	13.5	13.3	55.9	52.8
Property and other taxes	38.3	36.5	10.9	10.4	49.2	46.9
Depreciation and depletion	43.9	40.4	9.3	8.5	53.2	48.9
Utility Margin(1)	$217.2	$194.1	$71.8	$65.3	$289.0	$259.4
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

	Three Months Ended March 31,
	2023	2022	Change	% Change
	(dollars in millions)
Utility Margin
Electric	$217.2	$194.1	$23.1	11.9%
Natural Gas	71.8	65.3	6.5	10.0
Total Utility Margin(1)	$289.0	$259.4	$29.6	11.4%
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Consolidated utility margin for the three months ended March 31, 2023 was $289.0 million as compared with $259.4 million for the same period in 2022, an increase of $29.6 million, or 11.4 percent.

Primary components of the change in utility margin include the following (in millions):

Utility Margin 2023 vs. 2022
Utility Margin Items Impacting Net Income
Higher electric retail volumes	$9.8
Montana interim rates (subject to refund)	8.5
Higher natural gas retail volumes	3.7
Lower non-recoverable Montana electric supply costs due to higher electric supply revenues, partly offset by higher electric supply costs	1.3
Higher transmission revenue due to higher demand due to market conditions, partly offset by lower transmission rates	1.2
Other	1.2
Change in Utility Margin Items Impacting Net Income	$25.7
Utility Margin Items Offset Within Net Income
Higher property taxes recovered in revenue, offset in property tax expense	2.6
Higher revenue from lower production tax credits, offset in income tax expense	1.7
Lower operating expenses recovered in revenue, offset in operating and maintenance expense	(0.3)
Lower gas production taxes recovered in revenue, offset in property and other taxes	(0.1)
Change in Utility Margin Items Offset Within Net Income	3.9
Increase in Consolidated Utility Margin(1)	$29.6
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Higher electric retail volumes were driven by colder winter weather in all jurisdictions and customer growth. Higher natural gas retail volumes were driven by colder winter weather in all jurisdictions and customer growth. Interim rates in our Montana rate review were effective October 1, 2022, and are subject to refund pending an outcome in the proceeding.

	Three Months Ended March 31,
	2023	2022	Change	% Change
	(dollars in millions)
Operating Expenses (excluding fuel, purchased supply and direct transmission expense)
Operating and maintenance	$55.9	$52.8	$3.1	5.9%
Administrative and general	34.7	31.6	3.1	9.8
Property and other taxes	49.2	46.9	2.3	4.9
Depreciation and depletion	53.2	48.9	4.3	8.8
Total Operating Expenses (excluding fuel, purchased supply and direct transmission expense)	$193.0	$180.2	$12.8	7.1%

Consolidated operating expenses, excluding fuel, purchased supply and direct transmission expense, were $193.0 million for the three months ended March 31, 2023, as compared with $180.2 million for the three months ended March 31, 2022. Primary components of the change include the following (in millions):

Operating Expenses
2023 vs. 2022
Operating Expenses (excluding fuel, purchased supply and direct transmission expense) Impacting Net Income
Higher depreciation expense due to plant additions	$4.3
Higher expenses at our electric generation facilities	3.4
Higher labor and benefits(1)	3.1
Higher insurance expense	0.6
Increase in uncollectible accounts	0.3
Lower technology implementation and maintenance expenses	(0.4)
Lower property tax expenses	(0.2)
Other	(0.4)
Change in Items Impacting Net Income	10.7

Operating Expenses Offset Within Net Income
Higher property and other taxes recovered in trackers, offset in revenue	2.5
Higher pension and other postretirement benefits, offset in other income(1)	0.2
Lower non-employee directors deferred compensation recorded within administrative and general expense, offset in other income	(0.3)
Lower operating and maintenance expenses recovered in trackers, offset in revenue	(0.3)
Change in Items Offset Within Net Income	2.1
Increase in Operating Expenses (excluding fuel, purchased supply and direct transmission expense)	$12.8
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

Consolidated operating income for the three months ended March 31, 2023 was $96.0 million as compared with $79.2 million in the same period of 2022. This increase was primarily driven by higher Montana interim rates associated with our ongoing rate review, which are subject to refund, higher electric and natural gas retail volumes, lower non-recoverable Montana electric supply costs, and higher transmission revenues, partly offset by higher depreciation and depletion expense, higher operating and maintenance expense, and higher administrative and general expense.

Consolidated interest expense was $28.0 million for the three months ended March 31, 2023 as compared with $23.7 million for the same period of 2022. This increase was primarily due to higher interest rates on borrowings under our revolving credit facilities partly offset by higher capitalization of Allowance for Funds Used During Construction.

Consolidated other income remained unchanged at $4.7 million for the three months ended March 31, 2023 and 2022. A decrease in the value of deferred shares held in trust for non-employee directors deferred compensation was offset by a decrease in the non-service component of pension expense.

Consolidated income tax expense was $10.2 million for the three months ended March 31, 2023 as compared to income tax expense of $1.1 million for the three months ended March 31, 2022. Our effective tax rate for the three months ended March 31, 2023 was 14.1% as compared with 1.8% for the same period in 2022. Income tax expense for the three months ended

March 31, 2023 includes a one-time $3.2 million charge for the reduction of previously claimed alternative minimum tax credits.

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in millions):

	Three Months Ended March 31,
	2023		2022
Income Before Income Taxes	$72.8		$60.2

Income tax calculated at federal statutory rate	15.3	21.0%	12.6	21.0%

Permanent or flow-through adjustments:
State income tax, net of federal provisions	1.0	1.3	0.4	0.7
Flow-through repairs deductions	(5.8)	(8.0)	(6.8)	(11.3)
Production tax credits	(3.2)	(4.4)	(3.8)	(6.4)
Amortization of excess deferred income tax	(0.8)	(1.1)	(0.4)	(0.7)
Reduction to previously claimed alternative minimum tax credit	3.2	4.4	—	—
Plant and depreciation of flow-through items	0.7	0.9	(0.3)	(0.4)
Share-based compensation	0.4	0.5	(0.3)	(0.4)
Other, net	(0.6)	(0.5)	(0.3)	(0.7)
	(5.1)	(6.9)	(11.5)	(19.2)

Income tax expense	$10.2	14.1%	$1.1	1.8%

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
•Transmission: Reflects transmission revenues regulated by the FERC.
•Wholesale and other are largely utility margin neutral as they are offset by changes in fuel, purchased supply and direct transmission expense.

Three Months Ended March 31, 2023 Compared with the Three Months Ended March 31, 2022

	Revenues		Change		Megawatt Hours (MWH)		Avg. Customer Counts
	2023	2022	$	%	2023	2022	2023	2022
	(in thousands)
Montana	$125,462	$96,952	$28,510	29.4%	871	825	320,739	315,442
South Dakota	19,771	20,430	(659)	(3.2)	195	189	51,276	51,003
Residential	145,233	117,382	27,851	23.7	1,066	1,014	372,015	366,445
Montana	112,613	86,534	26,079	30.1	851	809	74,262	72,619
South Dakota	25,128	27,634	(2,506)	(9.1)	279	291	12,942	12,814
Commercial	137,741	114,168	23,573	20.6	1,130	1,100	87,204	85,433
Industrial	11,841	9,654	2,187	22.7	626	628	78	76
Other	5,254	4,472	782	17.5	15	15	4,859	4,783
Total Retail Electric	$300,069	$245,676	$54,393	22.1%	2,837	2,757	464,156	456,737
Regulatory amortization	(25,297)	6,541	(31,838)	(486.7)
Transmission	18,893	17,691	1,202	6.8
Wholesale and Other	1,643	1,819	(176)	(9.7)
Total Revenues	$295,308	$271,727	$23,581	8.7%
Fuel, purchased supply and direct transmission expense(1)	78,134	77,623	511	0.7
Utility Margin(2)	$217,174	$194,104	$23,070	11.9%
(1) Exclusive of depreciation and depletion.
(2) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

	Heating Degree Days			2023 as compared with:
	2023	2022	Historic Average	2022	Historic Average
Montana(1)	3,539	3,236	3,298	9% colder	7% colder
South Dakota	4,344	4,095	4,109	6% colder	6% colder
(1) Montana electric and natural gas heating degree days may differ due to differences in service territory.

The following summarizes the components of the changes in electric utility margin for the three months ended March 31, 2023 and 2022 (in millions):

Utility Margin 2023 vs. 2022
Utility Margin Items Impacting Net Income
Higher retail volumes	$9.8
Montana interim rates (subject to refund)	8.4
Lower non-recoverable Montana electric supply costs due to higher electric supply revenues, partly offset by higher electric supply costs	1.3
Higher transmission revenue due to higher demand due to market conditions, partly offset by lower transmission rates	1.2
Change in Utility Margin Items Impacting Net Income	20.7

Utility Margin Items Offset Within Net Income
Higher revenue from lower production tax credits, offset in income tax expense	1.7
Higher property taxes recovered in revenue, offset in property tax expense	1.0
Lower operating expenses recovered in revenue, offset in operating and maintenance expense	(0.3)
Change in Utility Margin Items Offset Within Net Income	2.4
Increase in Utility Margin(1)	$23.1
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

Higher electric retail volumes were driven by colder winter weather in all jurisdictions and customer growth.

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
•Wholesale: Primarily represents transportation and storage for others.

Three Months Ended March 31, 2023 Compared with the Three Months Ended March 31, 2022

	Revenues		Change		Dekatherms (Dkt)		Avg. Customer Counts
	2023	2022	$	%	2023	2022	2023	2022
	(in thousands)
Montana	$66,882	$52,299	$14,583	27.9%	6,517	6,039	183,500	181,464
South Dakota	19,935	19,916	19	0.1	1,752	1,749	42,150	41,571
Nebraska	20,513	15,442	5,071	32.8	1,407	1,298	37,965	37,811
Residential	107,330	87,657	19,673	22.4	9,676	9,086	263,615	260,846
Montana	36,339	27,050	9,289	34.3	3,687	3,259	25,666	25,263
South Dakota	14,286	14,525	(239)	(1.6)	1,502	1,490	7,252	7,049
Nebraska	13,163	9,227	3,936	42.7	999	880	5,076	5,038
Commercial	63,788	50,802	12,986	25.6	6,188	5,629	37,994	37,350
Industrial	729	551	178	32.3	75	67	231	230
Other	796	690	106	15.4	93	94	188	175
Total Retail Gas	$172,643	$139,700	$32,943	23.6%	16,032	14,876	302,028	298,601
Regulatory amortization	(25,401)	(26,570)	1,169	4.4
Wholesale and other	11,992	9,625	2,367	24.6
Total Revenues	$159,234	$122,755	$36,479	29.7%
Fuel, purchased supply and direct transmission expense(1)	87,358	57,450	29,908	52.1
Utility Margin(2)	$71,876	$65,305	$6,571	10.1%
(1) Exclusive of depreciation and depletion.
(2) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

	Heating Degree Days			2023 as compared with:
	2023	2022	Historic Average	2022	Historic Average
Montana(1)	3,592	3,283	3,315	9% colder	8% colder
South Dakota	4,344	4,095	4,109	6% colder	6% colder
Nebraska	3,364	3,078	3,287	9% colder	2% colder
(1) Montana electric and natural gas heating degree days may differ due to differences in service territory.

The following summarizes the components of the changes in natural gas utility margin for the three months ended March 31, 2023 and 2022:

Utility Margin 2023 vs. 2022
(in millions)
Utility Margin Items Impacting Net Income
Higher retail volumes	$3.7
Montana interim rates (subject to refund)	0.1
Other	1.2
Change in Utility Margin Items Impacting Net Income	5.0

Utility Margin Items Offset Within Net Income
Higher property taxes recovered in revenue, offset in property tax expense	1.6
Lower gas production taxes recovered in revenue, offset in property and other taxes	(0.1)
Change in Utility Margin Items Offset Within Net Income	1.5
Increase in Utility Margin(1)	$6.5
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

Higher natural gas retail volumes were driven by colder winter weather in all jurisdictions and customer growth.

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

As of March 31, 2023, our total net liquidity was approximately $363.7 million, including $10.7 million of cash and $353.0 million of revolving credit facility availability with no letters of credit outstanding.

Cash Flows

The following table summarizes our consolidated cash flows (in millions):

	Three Months Ended March 31,
	2023	2022
Operating Activities
Net income	$62.5	$59.1
Non-cash adjustments to net income	43.8	43.3
Changes in working capital	107.8	92.8
Other noncurrent assets and liabilities	(0.4)	0.5
Cash Provided by Operating Activities	213.7	195.7

Investing Activities
Property, plant and equipment additions	(136.6)	(115.5)
Investment in equity securities	—	(0.6)
Cash Used in Investing Activities	(136.6)	(116.1)

Financing Activities
Issuance of long-term debt	220.0	—
Line of credit repayments, net	(253.0)	(33.0)
Dividends on common stock	(38.0)	(33.9)
Other financing activities, net	(1.5)	(0.6)
Cash Used in Financing Activities	(72.5)	(67.5)

Increase in Cash, Cash Equivalents, and Restricted Cash	4.6	12.1
Cash, Cash Equivalents, and Restricted Cash, beginning of period	22.5	18.8
Cash, Cash Equivalents, and Restricted Cash, end of period	$27.1	$30.9

Operating Activities

As of March 31, 2023, cash, cash equivalents, and restricted cash were $27.1 million as compared with $22.5 million as of December 31, 2022 and $30.9 million as of March 31, 2022. Cash provided by operating activities totaled $213.7 million for the three months ended March 31, 2023 as compared with $195.7 million during the three months ended March 31, 2022. As shown in the table below, this increase in operating cash flows is primarily due to a $25.8 million improvement in net cash inflows for uncollected energy supply costs during the three months ended March 31, 2023, compared to the three months ended March 31, 2022.

Under-collected supply costs (in millions)
	Beginning of period	End of period	Net cash inflows (outflows)
2022	$99.1	$76.0	$23.1
2023	$115.4	$66.5	$48.9
Improvement in net cash inflows			$25.8

As of March 31, 2023, our uncollected energy supply cost balance includes $26.0 million related to the July 2021 - June 2022 PCCAM period, which has been included in customer rates for recovery beginning October 1, 2022. The balance also includes an additional $38.8 million under-collection related to the PCCAM period that began on July 1, 2022. As part of our Montana rate review we have requested an increase to the PCCAM base to more accurately reflect the current higher overall market energy prices. On September 28, 2022, the MPSC approved our request for interim rates, which are subject to refund, including a $61.1 million increase to the PCCAM Base, which became effective in customer rates on October 1, 2022. Our under-collected position improved $27.0 million due to the interim rate approved PCCAM Base increase.

If the settlement agreement is approved as submitted, we anticipate continued improvements in our cash flows from operations. However, unfavorable results in our Montana rate review, and continued higher overall market prices, which could be further exacerbated by extreme weather events, could create additional costs with deferred recovery that would offset these anticipated cash flow improvements.

Investing Activities

Cash used in investing activities totaled $136.6 million during the three months ended March 31, 2023, as compared with $116.1 million during the three months ended March 31, 2022. Plant additions during the first three months of 2023 include maintenance additions of approximately $83.1 million and capacity related capital expenditures of $53.5 million. Plant additions during the first three months of 2022 included maintenance additions of approximately $53.2 million and capacity related capital expenditures of approximately $62.3 million.

Financing Activities

Cash used in financing activities totaled $72.5 million during the three months ended March 31, 2023 as compared with $67.5 million during the three months ended March 31, 2022. During the three months ended March 31, 2023, cash used in financing activities reflects net repayments under our revolving lines of credit of $253.0 million and payment of dividends of $38.0 million, offset in part by net proceeds from the issuance of debt of $220.0 million. During the three months ended March 31, 2022, cash used in financing activities reflects payment of dividends of $33.9 million and net repayments under our revolving lines of credit of $33.0 million.

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

Our material cash requirements are also related to investment in our business through our capital expenditure program. Our estimated capital expenditures are discussed in our Annual Report on Form 10-K for the year ended December 31, 2022 within the Management’s Discussion and Analysis of Financial Condition and Results of Operations under the "Significant Infrastructure Investments and Initiatives" section. As of March 31, 2023, there have been no material changes in our estimated capital expenditures. The actual amount of capital expenditures is subject to certain factors including the impact that a material change in operations, available financing, supply chain issues, or inflation could impact our current liquidity and ability to fund capital resource requirements. Events such as these could cause us to defer a portion of our planned capital expenditures, as necessary. To fund our strategic growth opportunities, we evaluate the additional capital need in balance with debt capacity and equity issuances that would be intended to allow us to maintain investment grade ratings.

Credit Facilities

Liquidity is generally provided by internal cash flows and the use of our unsecured revolving credit facilities. This includes the $425 million Credit Facility, the $100 million Additional Credit Facility, and a $25 million Swingline Facility to provide swingline borrowing capability. We utilize availability under our revolving credit facilities to manage our cash flows due to the seasonality of our business and to fund capital investment. Cash on hand in excess of current operating requirements is generally used to invest in our business and reduce borrowings.

Our $425 million Credit Facility has a maturity date of May 18, 2027. The Credit Facility includes uncommitted features that allow us to request up to two one-year extensions to the maturity date and increase the size by an additional $75 million with the consent of the lenders. The Credit Facility does not amortize and is unsecured. Borrowings may be made at interest rates equal to (a) SOFR, plus a credit spread adjustment of 10.0 basis points, plus a margin of 100.0 to 175.0 basis points, or (b) a base rate, plus a margin of 0.0 to 75.0 basis points. A total of nine banks participate in the facility, with no one bank providing more than 15 percent of the total availability.

Our $100 million Additional Credit Facility has a maturity date of April 28, 2024. The Additional Credit Facility does not amortize and is unsecured. Borrowings may be made at interest rates equal to (a) SOFR, plus a credit spread adjustment of 10.0 basis points, plus a margin of 100.0 to 175.0 basis points, or (b) a base rate, plus a margin of 0.0 to 75.0 basis points.

Our $25 million Swingline Facility has a maturity date of March 27, 2025. The Swingline Facility does not amortize and is unsecured. Borrowings may be made at interest rates equal to (a) SOFR, plus a margin of 90.0 basis points, or (b) a base rate plus a margin of 12.5 basis points.

As of March 31, 2023 and 2022 the outstanding balances on our credit facilities were $197.0 million and $340.0 million, respectively. As of April 21, 2023, our availability under our revolving credit facilities was approximately $395.0 million, and there were no letters of credit outstanding.

Long-term Debt and Equity

We generally issue long-term debt to refinance other long-term debt maturities and borrowings under our revolving credit facilities, as well as to fund long-term capital investments and strategic opportunities. We have $144.7 million of debt maturing in 2023 and $100.0 million of debt maturing in March 2024, both of which we intend to refinance.

On March 30, 2023, we issued and sold $239.0 million aggregate principal amount of Montana First Mortgage Bonds at a fixed interest rate of 5.57 percent maturing on March 30, 2033. On this same day, we issued and sold $31.0 million aggregate principal amount of South Dakota First Mortgage Bonds at a fixed interest rate of 5.57 percent maturing on March 30, 2033. We received proceeds totaling $220.0 million on March 30, 2023. We will receive the remaining $50.0 million of proceeds, associated with the Montana First Mortgage Bonds, on May 1, 2023. These bonds were issued in transactions exempt from the registration requirements of the Securities Act of 1933. Proceeds were used to repay a portion of our outstanding borrowings under our revolving credit facilities and for other general corporate purposes. The bonds are secured by our electric and natural gas assets in Montana and South Dakota.

On March 29, 2023, we priced an additional $30.0 million aggregate principal amount of South Dakota First Mortgage Bonds at a fixed interest rate of 5.42 percent. We expect to complete the issuance and sale of these bonds on May 1, 2023 and they will mature on May 1, 2033.

We generally issue equity securities to fund long-term investment in our business. We evaluate our equity issuance needs to support our plan to maintain a 50 - 55 percent debt to total capital ratio excluding finance leases. We anticipate issuing $75.0 million of common stock through our At-the-Market program in 2023.

Credit Ratings

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are favorable to us and our customers, may impact our trade credit availability, and could result in the need to issue additional equity securities. Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s), and S&P Global Ratings (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. As of April 21, 2023, our current ratings with these agencies are as follows:

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

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of March 31, 2023.

	Total	2023	2024	2025	2026	2027	Thereafter
	(in thousands)
Long-term debt(1)	$2,596,660	$144,660	$100,000	$325,000	$105,000	$172,000	$1,750,000
Finance leases	11,151	2,352	3,338	3,596	1,865	—	—
Estimated pension and other postretirement obligations(2)	58,157	12,389	11,667	11,367	11,367	11,367	N/A
Qualifying facilities liability(3)	365,908	60,563	76,393	60,360	55,393	56,665	56,534
Supply and capacity contracts(4)	2,777,447	309,883	255,774	240,223	251,451	234,751	1,485,365
Contractual interest payments on debt(5)	1,484,534	79,621	103,381	94,412	88,322	79,325	1,039,473
Commitments for significant capital projects(6)	184,567	100,124	74,368	10,075	—	—	—
Total Commitments(7)	$7,478,424	$709,592	$624,921	$745,033	$513,398	$554,108	$4,331,372
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
(3)Certain QFs require us to purchase minimum amounts of energy at prices ranging from $64 to $136 per MWH through 2029. Our estimated gross contractual obligation related to these QFs is approximately $365.9 million. A portion of the costs incurred to purchase this energy is recoverable through rates authorized by the MPSC, totaling approximately $312.5 million.
(4)We have entered into various purchase commitments, largely purchased power, electric transmission, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 26 years. The energy supply costs incurred under these contracts are generally recoverable through rate mechanisms approved by the MPSC.
(5)Contractual interest payments include our revolving credit facilities, which have a variable interest rate. We have assumed an average interest rate of 6.14 percent on the outstanding balance through maturity of the facilities.
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

Other Obligations - As a co-owner of Colstrip, we provided surety bonds of approximately $17.3 million as of March 31, 2023 and December 31, 2022, to ensure the operation and maintenance of remedial and closure actions are carried out related to the Administrative Order on Consent Regarding Impacts Related to Wastewater Facilities Comprising the Closed-Loop System at Colstrip Steam Electric Stations, Colstrip Montana (the AOC) as required by the MDEQ. As costs are incurred under the AOC, the surety bonds will be reduced.

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

We continually evaluate the appropriateness of our estimates and assumptions. Actual results could differ from those estimates. We consider an estimate to be critical if it is material to the Financial Statements and it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate are reasonably likely to occur from period to period. This includes the accounting for the following: regulatory assets and liabilities, pension and postretirement benefit plans, income taxes and qualifying facilities liability. These policies were disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022. As of March 31, 2023, there have been no material changes in these policies.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, including, but not limited to, interest rates, energy commodity price volatility, and counterparty credit exposure. We have established comprehensive risk management policies and procedures to manage these market risks. There have been no material changes in our market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

ITEM 1A.  RISK FACTORS

Refer to our Annual Report on the Form 10-K for the year ended December 31, 2022 for disclosure of the risk factors that could have a significant impact on our business, financial condition, results of operations or cash flows and could cause actual results or outcomes to differ materially from those discussed in our reports filed with the SEC (including this Quarterly Report on Form 10-Q), and elsewhere. These risk factors have not changed materially since such disclosure.

ITEM 6.                      EXHIBITS -

(a) Exhibits

Exhibit 2.1 - Colstrip Units 3&4 Interests Abandonment and Acquisition Agreement, dated as of January 16, 2023, by and between Avista Corporation and Northwestern Corporation (incorporated by reference to Exhibit 2.1 of NorthWestern Corporation's Current Report on Form 8-K, dated January 17, 2023, Commission File No. 1-10499).

Exhibit 10.1 —     Forty-Second Supplemental Indenture, dated as of March 1, 2023, between the Company and The Bank of New York Mellon and Mary Miselis, as trustees, as trustees (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated March 30, 2023, Commission File No. 1-10499).

Exhibit 10.2 — Seventeenth Supplemental Indenture, dated as of March 1, 2023, between the Company and The Bank of New York Mellon, as trustee, (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated March 30, 2023, Commission File No. 1-10499).

Exhibit 10.3—Form of 2023 Performance Unit Award Agreement (incorporated by reference to Exhibit 99.1 of NorthWestern Corporation’s Current Report on Form 8-K, dated February 17, 2023, Commission File No. 1-10499).

Exhibit 10.4—Form of 2023 Restricted Unit Award Agreement (incorporated by reference to Exhibit 99.2 of NorthWestern Corporation’s Current Report on Form 8-K, dated February 17, 2023, Commission File No. 1-10499).

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

NorthWestern Corporation
Date:	April 28, 2023	By:	/s/ CRYSTAL LAIL
Crystal Lail
Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer