Form 10-Q
period 2023-06-30
NORTHWESTERN CORP
filed 2023-07-25
CIK 73088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Common Stock, Par Value $0.01, 60,041,809 shares outstanding at July 21, 2023

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

PART 1. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Electric	$229,266	$243,418	$524,574	$515,145
Gas	61,236	79,586	220,470	202,341
Total Revenues	290,502	323,004	745,044	717,486
Operating expenses
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	67,578	95,001	233,070	230,074
Operating and maintenance	54,840	53,337	110,701	106,131
Administrative and general	29,955	27,220	64,703	58,864
Property and other taxes	40,129	46,893	89,280	93,743
Depreciation and depletion	52,380	48,212	105,628	97,117
Total Operating Expenses	244,882	270,663	603,382	585,929
Operating income	45,620	52,341	141,662	131,557
Interest expense, net	(28,411)	(24,033)	(56,419)	(47,749)
Other income, net	4,062	2,913	8,799	7,634
Income before income taxes	21,271	31,221	94,042	91,442
Income tax expense	(2,147)	(1,435)	(12,388)	(2,546)
Net Income	$19,124	$29,786	$81,654	$88,896

Average Common Shares Outstanding	59,804	54,272	59,790	54,185
Basic Earnings per Average Common Share	$0.32	$0.55	$1.37	$1.64
Diluted Earnings per Average Common Share	$0.32	$0.54	$1.37	$1.62
Dividends Declared per Common Share	$0.64	$0.63	$1.28	$1.26

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Income	$19,124	$29,786	$81,654	$88,896
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(1)	1	(3)	(1)
Postretirement medical liability adjustment	(167)	(158)	(334)	(316)
Reclassification of net losses on derivative instruments	113	113	226	226
Total Other Comprehensive Loss	(55)	(44)	(111)	(91)
Comprehensive Income	$19,069	$29,742	$81,543	$88,805

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	June 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$7,757	$8,489
Restricted cash	16,263	13,974
Accounts receivable, net	147,173	244,952
Inventories	107,577	107,359
Regulatory assets	52,869	136,009
Prepaid expenses and other	25,567	28,041
Total current assets	357,206	538,824
Property, plant, and equipment, net	5,802,526	5,657,480
Goodwill	357,586	357,586
Regulatory assets	726,129	716,570
Other noncurrent assets	50,795	47,323
Total Assets	$7,294,242	$7,317,783
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of finance leases	$3,213	$3,098
Current portion of long-term debt	99,850	144,525
Accounts payable	94,552	201,498
Accrued expenses and other	247,287	250,579
Regulatory liabilities	28,444	21,145
Total current liabilities	473,346	620,845
Long-term finance leases	7,192	8,799
Long-term debt	2,558,192	2,474,357
Deferred income taxes	546,066	538,983
Noncurrent regulatory liabilities	666,060	654,213
Other noncurrent liabilities	356,662	355,403
Total Liabilities	4,607,518	4,652,600
Commitments and Contingencies (Note 10)
Shareholders' Equity:
Common stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 63,517,861 and 59,991,283 shares, respectively; Preferred stock, par value $0.01; authorized 50,000,000 shares; none issued	635	633
Treasury stock at cost	(98,302)	(98,392)
Paid-in capital	2,015,367	1,999,376
Retained earnings	776,983	771,414
Accumulated other comprehensive loss	(7,959)	(7,848)
Total Shareholders' Equity	2,686,724	2,665,183
Total Liabilities and Shareholders' Equity	$7,294,242	$7,317,783

See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES:
Net income	$81,654	$88,896
Items not affecting cash:
Depreciation and depletion	105,628	97,117
Amortization of debt issuance costs, discount and deferred hedge gain	2,636	2,546
Stock-based compensation costs	4,868	4,002
Equity portion of allowance for funds used during construction	(7,812)	(6,653)
Loss on disposition of assets	(20)	(1)
Deferred income taxes	(10,005)	(3,394)
Changes in current assets and liabilities:
Accounts receivable	97,779	52,629
Inventories	(218)	(18,405)
Other current assets	2,474	(1,474)
Accounts payable	(63,127)	10,877
Accrued expenses and other	(3,029)	10,072
Regulatory assets	83,139	9,035
Regulatory liabilities	7,299	(9,904)
Other noncurrent assets	1,454	7,517
Other noncurrent liabilities	(8,655)	(9,967)
Cash Provided by Operating Activities	294,065	232,893
INVESTING ACTIVITIES:
Property, plant, and equipment additions	(263,362)	(234,438)
Investment in equity securities	(2,426)	(914)
Cash Used in Investing Activities	(265,788)	(235,352)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	10,802	99,903
Dividends on common stock	(76,085)	(67,806)
Issuance of long-term debt	300,000	—
Line of credit repayments, net	(259,000)	(21,000)
Other financing activities, net	(2,437)	(1,320)
Cash (Used in) Provided by Financing Activities	(26,720)	9,777
Increase in Cash, Cash Equivalents, and Restricted Cash	1,557	7,318
Cash, Cash Equivalents, and Restricted Cash, beginning of period	22,463	18,762
Cash, Cash Equivalents, and Restricted Cash, end of period	$24,020	$26,080
Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$3,204	$1,634
Interest	51,047	44,537
Significant non-cash transactions:
Capital expenditures included in accounts payable	20,938	24,116
Refinancing of Pollution Control Revenue Refunding Bonds	144,660	—
See Notes to Condensed Consolidated Financial Statements

NORTHWESTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,
	Number of Common Shares	Number of Treasury Shares	Common Stock	Treasury Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at March 31, 2022	57,693	3,556	$577	$(98,986)	$1,719,070	$753,677	$(7,357)	$2,366,981

Net income	—	—	—	—	—	29,786	—	29,786
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	1	1
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	113	113
Postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	(158)	(158)
Stock-based compensation	—	—	—	—	1,230	—	—	1,230
Issuance of shares	2,004	(8)	20	221	100,231	—	—	100,472
Dividends on common stock ($0.630 per share)	—	—	—	—	—	(33,905)	—	(33,905)
Balance at June 30, 2022	59,697	3,548	$597	$(98,765)	$1,820,531	$749,558	$(7,401)	$2,464,520

Balance at March 31, 2023	63,326	3,533	$633	$(98,471)	$2,002,839	$795,903	$(7,904)	$2,693,000

Net income	—	—	—	—	—	19,124	—	19,124
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(1)	(1)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	113	113
Postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	(167)	(167)
Stock-based compensation	3	—	—	—	1,378	—	—	1,378
Issuance of shares	189	(6)	2	169	11,150	—	—	11,321
Dividends on common stock ($0.640 per share)	—	—	—	—	—	(38,044)	—	(38,044)
Balance at June 30, 2023	63,518	3,527	$635	$(98,302)	$2,015,367	$776,983	$(7,959)	$2,686,724

	Six Months Ended June 30,
	Number of Common Shares	Number of Treasury Shares	Common Stock	Treasury Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 31, 2021	57,606	3,546	$576	$(98,248)	$1,716,227	$728,468	$(7,310)	$2,339,713

Net income	—	—	—	—	—	88,896	—	88,896
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(1)	(1)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	226	226
Postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	(316)	(316)
Stock-based compensation	87	16	1	(911)	3,976	—	—	3,066
Issuance of shares	2,004	(14)	20	394	100,328	—	—	100,742
Dividends on common stock ($1.260 per share)	—	—	—	—	—	(67,806)	—	(67,806)
Balance at June 30, 2022	59,697	3,548	$597	$(98,765)	$1,820,531	$749,558	$(7,401)	$2,464,520

Balance at December 31, 2022	63,278	3,534	$633	$(98,392)	$1,999,376	$771,414	$(7,848)	$2,665,183

Net income	—	—	—	—	—	81,654	—	81,654
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(3)	(3)
Reclassification of net losses on derivative instruments from OCI to net income, net of tax	—	—	—	—	—	—	226	226
Postretirement medical liability adjustment, net of tax	—	—	—	—	—	—	(334)	(334)
Stock-based compensation	51	—	—	—	4,672	—	—	4,672
Issuance of shares	189	(7)	2	90	11,319	—	—	11,411
Dividends on common stock ($1.280 per share)	—	—	—	—	—	(76,085)	—	(76,085)
Balance at June 30, 2023	63,518	3,527	$635	$(98,302)	$2,015,367	$776,983	$(7,959)	$2,686,724

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires us to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates. The unaudited Condensed Consolidated Financial Statements (Financial Statements) reflect all adjustments (which unless otherwise noted are normal and recurring in nature) that are, in our opinion, necessary to fairly present our financial position, results of operations and cash flows. The actual results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Events occurring subsequent to June 30, 2023 have been evaluated as to their potential impact to the Financial Statements through the date of issuance.

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

Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	June 30,	December 31,	June 30,	December 31,
	2023	2022	2022	2021
Cash and cash equivalents	$7,757	$8,489	$8,117	$2,820
Restricted cash	16,263	13,974	17,963	15,942
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$24,020	$22,463	$26,080	$18,762
Goodwill

We completed our annual goodwill impairment test as of April 1, 2023. We evaluated qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance) to determine whether it was more likely than not that the fair value of our reporting units was less than its carrying amount. Our evaluation of these factors concluded that it was not more likely than not that the fair value of our reporting units was less than its carrying amount and therefore no further testing was necessary.

(2) Regulatory Matters

Except as set forth below, the circumstances set forth in Note 3 - Regulatory Matters to the financial statements included in our Annual Report on the Form 10-K for the year ended December 31, 2022 appropriately represent, in all material respects, the current status of our regulatory matters.

Montana Rate Review

On August 8, 2022, we filed a Montana electric and natural gas rate review with the Montana Public Service Commission (MPSC) requesting an annual increase to electric and natural gas utility rates. On September 28, 2022, the MPSC approved interim rates effective October 1, 2022, subject to refund. Subsequently, we modified our request through rebuttal testimony. On April 3, 2023, we filed a settlement with certain parties, which is subject to approval by the MPSC. The details of our rebuttal request, interim rates granted, and settlement agreement are set forth below:

Requested Revenue Increase Through Rebuttal Testimony (in millions)
	Electric	Natural Gas
Base Rates	$90.6	$22.4
Power Cost & Credit Mechanism (PCCAM)(1)	$69.7	n/a
Property Tax (tracker base adjustment)(1)	$14.5	$4.2
Total Revenue Increase Requested through Rebuttal Testimony	$174.8	$26.6

Interim Revenue Increase Granted (in millions)
	Electric	Natural Gas
Base Rates	$29.4	$1.7
PCCAM(1)	$61.1	n/a
Property Tax (tracker base adjustment)(1)(2)	$10.8	$2.9
Total Interim Revenue Granted	$101.3	$4.6

Requested Revenue Increase Through Settlement Agreement (in millions)
	Electric	Natural Gas
Base Rates	$67.4	$14.1
PCCAM(1)	$69.7	n/a
Property Tax (tracker base adjustment)(1)	$14.5	$4.2
Total Revenue Increase Requested Through Settlement Agreement	$151.6	$18.3
(1) These items are flow-through costs. PCCAM reflects our fuel and purchased power costs.
(2) Our requested interim property tax base increases went into effect on January 1, 2023, as part of our 2023 property tax tracker filing.

The settlement includes, among other things, agreement on electric and natural gas base revenue increases, allocated cost of service, rate design, updates to the base amount of revenues associated with property taxes and electric supply costs, and regulatory policy issues related to requested changes in regulatory mechanisms. The settlement is based on a 48.02 percent equity component of our capital structure and an authorized return on equity (ROE) of 9.65 percent for electric operations and 9.55 percent for natural gas operations, which are consistent with current authorized ROE.

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

A hearing on the settlement agreement was held in April 2023, post-hearing briefing concluded in June 2023, and we expect a decision from the MPSC during the third quarter of 2023. Interim rates remain in effect on a refundable basis until the MPSC issues a final order.

South Dakota Electric Rate Review

On June 15, 2023, we filed a South Dakota electric rate review filing (2022 test year) under Docket EL23-016 for an annual increase to electric rates totaling approximately $30.9 million. Our request was based on a ROE of 10.7 percent, a capital structure including 50.5 percent equity, and rate base of $787.3 million.

Holding Company Filings

On June 1, 2022, we filed a legal corporate restructuring application (Restructuring Plan) with the state commissions in Montana, South Dakota and Nebraska and the Federal Energy Regulatory Commission (FERC). Currently, our utility businesses are held in the same legal entity. Under the Restructuring Plan, we proposed to legally separate our Montana public utility business from our South Dakota and Nebraska public utility business and establish a holding company to hold the ownership interests of all of the subsidiaries. The purpose of the reorganization is to segregate our organizational structure to be more transparent and in line with the public utility industry. The Restructuring Plan does not include substantive changes in how the state public utility commissions regulate those services. We have received all necessary regulatory approvals and we expect to effectuate the Restructuring Plan by early 2024.

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

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in thousands):

	Three Months Ended June 30,
	2023		2022
Income before income taxes	$21,271		$31,221

Income tax calculated at federal statutory rate	4,467	21.0%	6,554	21.0%

Permanent or flow-through adjustments:
State income tax, net of federal provisions	273	1.3	431	1.4
Flow-through repairs deductions	(1,708)	(8.0)	(3,313)	(10.6)
Production tax credits	(1,147)	(5.4)	(2,558)	(8.2)
Amortization of excess deferred income tax	(233)	(1.1)	(162)	(0.5)
Plant and depreciation flow-through items	201	0.9	398	1.3
Other, net	294	1.4	85	0.2
	(2,320)	(10.9)	(5,119)	(16.4)

Income tax expense	$2,147	10.1%	$1,435	4.6%

	Six Months Ended June 30,
	2023		2022
Income before income taxes	$94,042		$91,442

Income tax calculated at federal statutory rate	19,749	21.0%	19,200	21.0%

Permanent or flow through adjustments:
State income, net of federal provisions	1,232	1.3	831	0.9
Flow-through repairs deductions	(7,553)	(8.0)	(10,114)	(11.1)
Production tax credits	(4,346)	(4.6)	(6,382)	(7.0)
Reduction to previously claimed alternative minimum tax credit	3,186	3.4	—	—
Amortization of excess deferred income tax	(1,032)	(1.1)	(573)	(0.6)
Share-based compensation	388	0.4	(253)	(0.3)
Plant and depreciation flow through items	889	0.9	143	0.2
Other, net	(125)	(0.1)	(306)	(0.3)
	(7,361)	(7.8)	(16,654)	(18.2)

Income tax expense	$12,388	13.2%	$2,546	2.8%

Uncertain Tax Positions

We recognize tax positions that meet the more-likely-than-not threshold as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. We had unrecognized tax benefits of approximately $29.5 million as of June 30, 2023, including approximately $27.8 million that, if recognized, would impact our effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitation within the next twelve months.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2023, we have accrued $2.1 million for the payment of interest and penalties on the Condensed Consolidated Balance Sheets. As of December 31, 2022, we had accrued $1.4 million for the payment of interest and penalties on the Condensed Consolidated Balance Sheets.

Tax years 2019 and forward remain subject to examination by the Internal Revenue Service (IRS) and state taxing authorities. During the first quarter of 2023 the IRS commenced and concluded a limited scope examination of our 2019 amended federal income tax return. This examination resulted in a reduction to our previously claimed alternative minimum tax credit refund that is reflected in the table above.

(4) Comprehensive (Loss) Income

The following tables display the components of Other Comprehensive (Loss) Income, after-tax, and the related tax effects (in thousands):

	Three Months Ended
	June 30, 2023			June 30, 2022
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation adjustment	$(1)	$—	$(1)	$1	$—	$1
Reclassification of net income on derivative instruments	153	(40)	113	153	(40)	113
Postretirement medical liability adjustment	(212)	45	(167)	(212)	54	(158)
Other comprehensive (loss) income	$(60)	$5	$(55)	$(58)	$14	$(44)

	Six Months Ended
	June 30, 2023			June 30, 2022
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation adjustment	$(3)	$—	$(3)	$(1)	$—	$(1)
Reclassification of net income on derivative instruments	306	(80)	226	306	(80)	226
Postretirement medical liability adjustment	(424)	90	(334)	(424)	108	(316)
Other comprehensive (loss) income	$(121)	$10	$(111)	$(119)	$28	$(91)

Balances by classification included within accumulated other comprehensive loss (AOCL) on the Condensed Consolidated Balance Sheets are as follows, net of tax (in thousands):

	June 30, 2023	December 31, 2022
Foreign currency translation	$1,432	$1,435
Derivative instruments designated as cash flow hedges	(9,599)	(9,825)
Postretirement medical plans	208	542
Accumulated other comprehensive loss	$(7,959)	$(7,848)

The following tables display the changes in AOCL by component, net of tax (in thousands):

		Three Months Ended
		June 30, 2023
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(9,712)	$375	$1,433	$(7,904)
Other comprehensive loss before reclassifications		—	—	(1)	(1)
Amounts reclassified from AOCL	Interest Expense	113	—	—	113
Amounts reclassified from AOCL		—	(167)	—	(167)
Net current-period other comprehensive income (loss)		113	(167)	(1)	(55)
Ending balance		$(9,599)	$208	$1,432	$(7,959)

		Three Months Ended
		June 30, 2022
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(10,164)	$1,366	$1,441	$(7,357)
Other comprehensive loss before reclassifications		—	—	1	1
Amounts reclassified from AOCL	Interest Expense	113	—	—	113
Amounts reclassified from AOCL		—	(158)	—	(158)
Net current-period other comprehensive income (loss)		113	(158)	1	(44)
Ending balance		$(10,051)	$1,208	$1,442	$(7,401)

		Six Months Ended
		June 30, 2023
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(9,825)	$542	$1,435	$(7,848)
Other comprehensive loss before reclassifications		—	—	(3)	(3)
Amounts reclassified from AOCL	Interest Expense	226	—	—	226
Amounts reclassified from AOCL		—	(334)	—	(334)
Net current-period other comprehensive income (loss)		226	(334)	(3)	(111)
Ending balance		$(9,599)	$208	$1,432	$(7,959)

		Six Months Ended
		June 30, 2022
	Affected Line Item in the Condensed Consolidated Statements of Income	Interest Rate Derivative Instruments Designated as Cash Flow Hedges	Pension and Postretirement Medical Plans	Foreign Currency Translation	Total
Beginning balance		$(10,277)	$1,524	$1,443	$(7,310)
Other comprehensive loss before reclassifications		—	—	(1)	(1)
Amounts reclassified from AOCL	Interest Expense	226	—	—	226
Amounts reclassified from AOCL		—	(316)	—	(316)
Net current-period other comprehensive income (loss)		226	(316)	(1)	(91)
Ending balance		$(10,051)	$1,208	$1,442	$(7,401)

(5) Financing Activities

On March 30, 2023, we issued and sold $239.0 million aggregate principal amount of Montana First Mortgage Bonds at a fixed interest rate of 5.57 percent maturing on March 30, 2033. On this same day, we issued and sold $31.0 million aggregate principal amount of South Dakota First Mortgage Bonds at a fixed interest rate of 5.57 percent maturing on March 30, 2033. On May 1, 2023, we issued and sold an additional $30.0 million aggregate principal amount of South Dakota First Mortgage Bonds at a fixed interest rate of 5.42 percent maturing on May 1, 2033. These bonds were issued in transactions exempt from the registration requirements of the Securities Act of 1933. Proceeds were used to repay a portion of our outstanding borrowings under our revolving credit facilities and for other general corporate purposes. The bonds are secured by our electric and natural gas assets in Montana and South Dakota.

In June 2023, we amended our Equity Distribution Agreement to replace one of the sales agents. Pursuant to the Equity Distribution Agreement we may offer and sell shares of our common stock from time to time, having an aggregate gross sales price of up to $200.0 million, through an At-the-Market (ATM) offering program, including an equity forward sales component. This is a three-year agreement, expiring on February 11, 2024. During the three months ended June 30, 2023, we issued 188,682 shares of common stock under the ATM program at an average price of $57.83 per share, for net proceeds of $10.8 million which is net of sales commissions and other fees paid of approximately $0.1 million.

On June 29, 2023, the City of Forsyth, Rosebud County, Montana issued $144.7 million principal amount of Pollution Control Revenue Refunding Bonds (2023 Pollution Control Bonds) on our behalf. The 2023 Pollution Control Bonds were issued at a fixed interest rate of 3.88 percent maturing on July 1, 2028. The proceeds of the issuance were loaned to us pursuant to a Loan Agreement and were deposited directly with U.S. Bank Trust Company, National Association, as trustee, for the redemption of the 2.00 percent, $144.7 million City of Forsyth Pollution Control Revenue Refunding Bonds due on August 1, 2023 that had previously been issued on our behalf. Pursuant to the Loan Agreement, we are obligated to make payments in such amounts and at such times as will be sufficient to pay, when due, the principal and interest on the 2023 Pollution Control Bonds. Our obligations under the Loan Agreement are secured by delivery of a like amount of our Montana First Mortgage Bonds, which are secured by our Montana electric and natural gas assets. So long as we are making payments under the Loan Agreement, no payments under these mortgage bonds will be due. The 2023 Pollution Control Bonds were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended.

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

Financial data for the business segments are as follows (in thousands):

Three Months Ended
June 30, 2023	Electric	Gas	Other	Eliminations	Total
Operating revenues	$229,266	$61,236	$—	$—	$290,502
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	42,363	25,215	—	—	67,578
Utility margin	186,903	36,021	—	—	222,924
Operating and maintenance	41,368	13,472	—	—	54,840
Administrative and general	21,635	8,321	(1)	—	29,955
Property and other taxes	31,022	9,104	3	—	40,129
Depreciation and depletion	43,319	9,061	—	—	52,380
Operating income (loss)	49,559	(3,937)	(2)	—	45,620
Interest expense, net	(21,724)	(4,490)	(2,197)	—	(28,411)
Other income (expense), net	2,954	1,144	(36)	—	4,062
Income tax (expense) benefit	(3,515)	(373)	1,741	—	(2,147)
Net income (loss)	$27,274	$(7,656)	$(494)	$—	$19,124
Total assets	$5,878,433	$1,406,068	$9,741	$—	$7,294,242
Capital expenditures	$94,690	$32,068	$—	$—	$126,758

Three Months Ended
June 30, 2022	Electric	Gas	Other	Eliminations	Total
Operating revenues	$243,418	$79,586	$—	$—	$323,004
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	57,696	37,305	—	—	95,001
Utility margin	185,722	42,281	—	—	228,003
Operating and maintenance	40,822	12,515	—	—	53,337
Administrative and general	20,115	7,171	(66)	—	27,220
Property and other taxes	36,426	10,465	2	—	46,893
Depreciation and depletion	40,185	8,027	—	—	48,212
Operating income	48,174	4,103	64	—	52,341
Interest expense, net	(18,837)	(3,323)	(1,873)	—	(24,033)
Other income, net	1,319	1,412	182	—	2,913
Income tax (expense) benefit	(790)	(1,000)	355	—	(1,435)
Net income (loss)	$29,866	$1,192	$(1,272)	$—	$29,786
Total assets	$5,593,989	$1,319,829	$6,479	$—	$6,920,297
Capital expenditures	$91,673	$27,263	$—	$—	$118,936

Six Months Ended
June 30, 2023	Electric	Gas	Other	Eliminations	Total
Operating revenues	$524,574	$220,470	$—	$—	$745,044
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	120,497	112,573	—	—	233,070
Utility margin	404,077	107,897	—	—	511,974
Operating and maintenance	83,781	26,920	—	—	110,701
Administrative and general	46,603	18,087	13	—	64,703
Property and other taxes	69,273	20,002	5	—	89,280
Depreciation and depletion	87,217	18,411	—	—	105,628
Operating income	117,203	24,477	(18)	—	141,662
Interest expense, net	(40,284)	(7,741)	(8,394)	—	(56,419)
Other income (expense), net	6,320	2,559	(80)	—	8,799
Income tax expense	(10,143)	(139)	(2,106)	—	(12,388)
Net income (loss)	$73,096	$19,156	$(10,598)	$—	$81,654
Total assets	$5,878,433	$1,406,068	$9,741	$—	$7,294,242
Capital expenditures	$215,509	$47,853	$—	$—	$263,362

Six Months Ended
June 30, 2022	Electric	Gas	Other	Eliminations	Total
Operating revenues	$515,145	$202,341	$—	$—	$717,486
Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	135,319	94,755	—	—	230,074
Utility margin	379,826	107,586	—	—	487,412
Operating and maintenance	80,323	25,808	—	—	106,131
Administrative and general	42,852	15,823	189	—	58,864
Property and other taxes	72,851	20,888	4	—	93,743
Depreciation and depletion	80,609	16,508	—	—	97,117
Operating income (loss)	103,191	28,559	(193)	—	131,557
Interest expense, net	(37,806)	(6,713)	(3,230)	—	(47,749)
Other income, net	4,301	2,942	391	—	7,634
Income tax (expense) benefit	(1,784)	(2,382)	1,620	—	(2,546)
Net income (loss)	$67,902	$22,406	$(1,412)	$—	$88,896
Total assets	$5,593,989	$1,319,829	$6,479	$—	$6,920,297
Capital expenditures	$190,282	$44,156	$—	$—	$234,438

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

Disaggregation of Revenue

The following tables disaggregate our revenue by major source and customer class (in millions):

	Three Months Ended
	June 30, 2023			June 30, 2022
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Montana	$83.8	$17.6	$101.4	$70.7	$28.6	$99.3
South Dakota	15.7	8.4	24.1	15.6	9.4	25.0
Nebraska	—	7.4	7.4	—	7.4	7.4
Residential	99.5	33.4	132.9	86.3	45.4	131.7
Montana	101.9	9.9	111.8	84.3	14.7	99.0
South Dakota	25.1	5.5	30.6	26.5	6.4	32.9
Nebraska	—	4.7	4.7	—	4.5	4.5
Commercial	127.0	20.1	147.1	110.8	25.6	136.4
Industrial	10.8	0.2	11.0	9.0	0.2	9.2
Lighting, governmental, irrigation, and interdepartmental	8.7	0.3	9.0	8.3	0.5	8.8
Total Customer Revenues	246.0	54.0	300.0	214.4	71.7	286.1
Other tariff and contract based revenues	20.0	10.6	30.6	21.6	9.2	30.8
Total Revenue from Contracts with Customers	266.0	64.6	330.6	236.0	80.9	316.9
Regulatory amortization and other	(36.7)	(3.4)	(40.1)	7.4	(1.3)	6.1
Total Revenues	$229.3	$61.2	$290.5	$243.4	$79.6	$323.0

	Six Months Ended
	June 30, 2023			June 30, 2022
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Montana	$209.3	$84.5	$293.8	$167.7	$80.9	$248.6
South Dakota	35.5	28.3	63.8	36.0	29.3	65.3
Nebraska	—	28.0	28.0	—	22.8	22.8
Residential	244.8	140.8	385.6	203.7	133.0	336.7
Montana	214.5	46.3	260.8	170.8	41.8	212.6
South Dakota	50.3	19.8	70.1	54.1	20.9	75.0
Nebraska	—	17.8	17.8	—	13.7	13.7
Commercial	264.8	83.9	348.7	224.9	76.4	301.3
Industrial	22.6	0.9	23.5	18.7	0.8	19.5
Lighting, governmental, irrigation, and interdepartmental	13.9	1.0	14.9	12.8	1.2	14.0
Total Customer Revenues	546.1	226.6	772.7	460.1	211.4	671.5
Other tariff and contract based revenues	41.3	22.9	64.2	41.7	19.2	60.9
Total Revenue from Contracts with Customers	587.4	249.5	836.9	501.8	230.6	732.4
Regulatory amortization and other	(62.8)	(29.1)	(91.9)	13.3	(28.2)	(14.9)
Total Revenues	$524.6	$220.4	$745.0	$515.1	$202.4	$717.5

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

	Three Months Ended
	June 30, 2023	June 30, 2022
Basic computation	59,804,283	54,271,862
Dilutive effect of:
Performance share awards(1)	45,391	34,900
Forward equity sale(2)	—	834,126
Diluted computation	59,849,674	55,140,888

	Six Months Ended
	June 30, 2023	June 30, 2022
Basic computation	59,790,316	54,184,798
Dilutive effect of:
Performance share awards(1)	29,200	23,072
Forward equity sale(2)	—	772,755
Diluted computation	59,819,516	54,980,625

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

As of June 30, 2023, there were 21,890 shares from performance and restricted share awards which were antidilutive and excluded from the earnings per share calculations, compared to 36,296 shares as of June 30, 2022.

(9) Employee Benefit Plans

We sponsor and/or contribute to pension and postretirement health care and life insurance benefit plans for eligible employees. Net periodic benefit cost (credit) for our pension and other postretirement plans consists of the following (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
Components of Net Periodic Benefit Cost (Credit)
Service cost	$1,422	$2,228	$79	$84
Interest cost	6,482	4,725	161	88
Expected return on plan assets	(6,671)	(6,034)	(273)	(261)
Amortization of prior service credit	—	—	29	(473)
Recognized actuarial (gain) loss	(3)	191	5	(10)
Net periodic benefit cost (credit)	$1,230	$1,110	$1	$(572)

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Components of Net Periodic Benefit Cost (Credit)
Service cost	$2,916	$5,112	$166	$175
Interest cost	13,047	9,393	337	179
Expected return on plan assets	(13,357)	(12,086)	(548)	(523)
Amortization of prior service credit	—	—	58	(946)
Recognized actuarial loss (gain)	137	191	36	(24)
Net periodic benefit cost (credit)	$2,743	$2,610	$49	$(1,139)

We contributed $0.6 million to our pension plans during the three and six months ended June 30, 2023. We expect to contribute an additional $10.6 million to our pension plans during the remainder of 2023.

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

Our environmental exposure includes a number of components, including remediation expenses related to the cleanup of current or former properties, and costs to comply with changing environmental regulations related to our operations. At present, our environmental reserve, which relates primarily to the remediation of former manufactured gas plant sites owned by us or for which we are responsible, is estimated to range between $20.9 million to $32.0 million. As of June 30, 2023, we had a reserve of approximately $25.7 million, which has not been discounted. Environmental costs are recorded when it is probable we are liable for the remediation and we can reasonably estimate the liability. We use a combination of site investigations and monitoring to formulate an estimate of environmental remediation costs for specific sites. Our monitoring procedures and development of actual remediation plans depend not only on site specific information but also on coordination with the different environmental regulatory agencies in our respective jurisdictions; therefore, while remediation exposure exists, it may be many years before costs are incurred.

Over time, as costs become determinable, we may seek authorization to recover such costs in rates or seek insurance reimbursement as available and applicable; therefore, although we cannot guarantee regulatory recovery, we do not expect these costs to have a material effect on our consolidated financial position or results of operations.

Global Climate Change - National and international actions have been initiated to address global climate change and the contribution of greenhouse gas (GHG) including, most significantly, carbon dioxide (CO2) and methane emissions from natural gas. These actions include legislative proposals, Executive, Congressional and Environmental Protection Agency (EPA) actions at the federal level, state level activity, investor activism and private party litigation relating to emissions. Coal-fired plants have come under particular scrutiny due to their level of emissions. We have joint ownership interests in four coal-fired electric generating plants, all of which are operated by other companies. We are responsible for our proportionate share of the capital and operating costs while being entitled to our proportionate share of the power generated.

Proposed EPA Rules - Congress has not passed any federal climate change legislation regarding GHG emissions from coal fired plants, and we cannot predict the timing or form of any potential legislation. Section 111(d) of the Clean Air Act (CAA) confers authority on EPA and the states to regulate emissions, including GHGs, from existing stationary sources. In May 2023, EPA proposed new GHG emissions standards for coal and natural gas-fired plants. In particular, the proposed rules would (i) strengthen the current New Source Performance Standards for newly built fossil fuel-fired stationary combustion turbines (generally natural gas-fired); (ii) establish emission guidelines for states to follow in limiting carbon pollution from existing fossil fuel-fired steam generating electric generating units (including coal, oil and natural gas-fired units); and (iii) establish emission guidelines for large, frequently used existing fossil fuel-fired stationary combustion turbines (generally natural gas-fired). In addition, in April 2023, EPA proposed to amend the Mercury Air Toxics Standard (MATS). Among other things, MATS currently sets stringent emission limits for acid gases, mercury, and other hazardous air pollutants from new and existing electric generating units. We are in compliance with existing MATS requirements. The proposed amendment of the MATS would strengthen the MATS requirements, and if adopted as written, both the GHG and MATS proposed rules could have a material negative impact on our coal-fired plants, including requiring potentially expensive upgrades or the early retirement of Colstrip Unit's 3 and 4 due to the rules making the facility uneconomic.

Previous efforts by the EPA were met with extensive litigation and we anticipate a similar response if the proposed rules are adopted. As MATS and GHG regulations are implemented, it could result in additional material compliance costs. We will continue working with federal and state regulatory authorities, other utilities, and stakeholders to seek relief from any MATS or GHG regulations that, in our view, disproportionately impact customers in our region.
Future additional environmental requirements - federal or state - could cause us to incur material costs of compliance, increase our costs of procuring electricity, decrease transmission revenue and impact cost recovery. Technology to efficiently capture, remove and/or sequester such GHG emissions or hazardous air pollutants may not be available within a timeframe consistent with the implementation of any such requirements. Physical impacts of climate change also may present potential risks for severe weather, such as droughts, fires, floods, wind, ice storms and tornadoes, in the locations where we operate or have interests. These potential risks may impact costs for electric and natural gas supply and maintenance of generation, distribution, and transmission facilities.

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

As a result of the mandate, the owners have disagreed on various operational funding decisions, including whether closure requires each owner’s consent under the O&O Agreement. On March 12, 2021, we initiated an arbitration under the O&O Agreement (the “Arbitration”), to resolve the issues of whether closure requires each owner's consent and to clarify each owner's obligations to continue to fund operations until all joint owners agree on closure. The owners previously initiated efforts to identify arbitrators and have agreed to stay the Arbitration through September 29, 2023, while they explore a potential resolution to their disagreements.

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

Since this lawsuit remains in its early discovery stages, we are unable to predict outcomes or estimate a range of reasonably possible losses.

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

According to EPA, the smelter and refining operations have contaminated soil, groundwater and surface water resources around the site with lead, arsenic and other metal wastes. ARCO (Atlantic Richfield Company) initiated reclamation and maintenance activities in the 1980s and 1990s. Between 2002 and 2008, the EPA conducted several site investigations. In March 2011, the EPA placed the ACM Smelter and Refinery Site on the Superfund program’s National Priority List. The Superfund Site is 427 acres and contains three operable units: Operable Unit 1 (consisting of five subsections including the Railroad Corridor and four other “areas of interest”), Operable Unit 2 (the former smelter and refinery site), and Operable Unit 3 (the Missouri River that flows along the south sides of Operable Units 1 and 2).

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

Yellowstone County Generating Station Air Permit

On October 21, 2021, the Montana Environmental Information Center (MEIC) and the Sierra Club filed a lawsuit in Montana State Court, against the Montana Department of Environmental Quality (MDEQ) and NorthWestern, alleging that the environmental analysis conducted by MDEQ prior to issuance of the Yellowstone County Generating Station's air quality construction permit was inadequate. On April 4, 2023, the Montana District Court issued an order finding MDEQ's environmental analysis was deficient in not addressing exterior lighting and greenhouse gases and remanded it back to MDEQ to address the deficiencies and vacated the air quality permit pending that remand. As a result of the vacatur of the permit, we paused construction. On June 8, 2023, the Montana District Court granted our motion to stay the order vacating the air quality permit pending the outcome of our notice of appeal with the Montana Supreme Court. We recommenced construction in June 2023 and expect the plant to be operational by the end of the third quarter 2024.

On May 10, 2023, Montana House Bill 971 was signed into law, preventing the MDEQ from considering climate impacts in its analysis of large projects such as coal mines and power plants, and on June 1, 2023, the MDEQ issued its supplemental air quality permit that contained the updated exterior lighting analysis, and the MDEQ indicated that no other analysis was necessary. The comment period concerning the MDEQ’s supplemental air quality permit ended on July 3, 2023. We expect to receive a final revised permit from the MDEQ during the third quarter of 2023. This current lawsuit, as well as additional potential legal challenges related to the Yellowstone County Generating Station, could delay the project timing and increase costs.

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

As you read this discussion and analysis, refer to our Condensed Consolidated Statements of Income, which present the results of our operations for the three and six months ended June 30, 2023 and 2022.

HOW WE PERFORMED AGAINST OUR SECOND QUARTER 2022 RESULTS

	Three Months Ended June 30, 2023 vs. 2022
	Income Before Income Taxes	Income Tax (Expense) Benefit	Net Income
		(in millions)
Second Quarter, 2022	$31.2	$(1.4)	$29.8
Variance in revenue and fuel, purchased supply, and direct transmission expense(1) items impacting net income:
Lower natural gas retail volumes	(5.3)	1.3	(4.0)
Lower electric retail volumes	(3.5)	0.9	(2.6)
Lower electric transmission revenue	(1.7)	0.4	(1.3)
Montana interim rates (subject to refund)	7.1	(1.8)	5.3
Montana property tax tracker collections	3.3	(0.8)	2.5
Lower non-recoverable Montana electric supply costs due to higher electric supply revenues and lower electric supply costs	3.0	(0.8)	2.2
Natural gas transportation	0.4	(0.1)	0.3
Other	(0.4)	0.1	(0.3)

Variance in expense items(2) impacting net income:
Higher operating, maintenance, and administrative expenses	(7.2)	1.8	(5.4)
Higher interest expense	(4.4)	1.1	(3.3)
Higher depreciation expense	(4.2)	1.1	(3.1)
Higher other state and local tax expense	(0.9)	0.2	(0.7)
Prior year Montana Community Renewable Energy Projects (CREP) Penalty	2.5	—	2.5
Other	1.4	(4.2)	(2.8)
Second Quarter, 2023	$21.3	$(2.2)	$19.1
Change in Net Income			$(10.7)
(1) Exclusive of depreciation and depletion shown separately below
(2) Excluding fuel, purchased supply, and direct transmission expense

Consolidated net income for the three months ended June 30, 2023 was $19.1 million as compared with $29.8 million for the same period in 2022. This decrease was primarily due to lower electric and natural gas retail volumes, lower transmission revenues, higher operating and maintenance expense, higher administrative and general expense, higher depreciation and depletion expense, higher interest expense, and higher income tax expense, partly offset by higher Montana interim rates associated with our ongoing rate review, which are subject to refund, higher Montana property tax tracker collections, and lower non-recoverable Montana electric supply costs.

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

Montana Rate Review Filing – On August 8, 2022, we filed a Montana electric and natural gas rate review with the MPSC requesting an annual increase to electric and natural gas utility rates. On September 28, 2022, the MPSC approved interim rates effective October 1, 2022, subject to refund. Subsequently, we modified our request through rebuttal testimony. On April 3, 2023, we filed a settlement agreement with certain parties, which is subject to approval by the MPSC. The details of our rebuttal request, interim rates granted, and the settlement agreement are set forth below:

Montana Rate Review ($ in millions)
	Electric	Natural Gas
Current ROE	9.65%	9.55%
Current Equity Ratio	49.38%	46.79%
Proposed Settlement ROE	9.65%	9.55%
Proposed Settlement Equity Ratio	48.02%	48.02%
Rebuttal Filing Forecasted 2022 Rate Base	$2,842	$582

Requested Revenue Increase Through Rebuttal Testimony (in millions)
	Electric	Natural Gas
Base Rates	$90.6	$22.4
PCCAM(1)	$69.7	n/a
Property Tax (tracker base adjustment)(1)	$14.5	$4.2
Total Revenue Increase Requested through Rebuttal Testimony	$174.8	$26.6

Interim Revenue Increase Granted (in millions)
	Electric	Natural Gas
Base Rates	$29.4	$1.7
PCCAM(1)	$61.1	n/a
Property Tax (tracker base adjustment)(1)(2)	$10.8	$2.9
Total Interim Revenue Granted	$101.3	$4.6

Requested Revenue Increase Through Settlement Agreement (in millions)
	Electric	Natural Gas
Base Rates	$67.4	$14.1
PCCAM(1)	$69.7	n/a
Property Tax (tracker base adjustment)(1)	$14.5	$4.2
Total Revenue Increase Requested Through Settlement Agreement	$151.6	$18.3
(1) These items are flow-through costs. PCCAM reflects our fuel and purchased power costs.
(2) Our requested interim property tax base increases went into effect on January 1, 2023, as part of our 2023 property tax tracker filing.

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

A hearing on the settlement agreement was held in April 2023, post-hearing briefing concluded in June 2023, and we expect a decision from the MPSC during the third quarter of 2023. Interim rates remain in effect on a refundable basis until the MPSC issues a final order.

South Dakota Electric Rate Review Filing – On June 15, 2023, we filed a South Dakota electric rate review filing (2022 test year) under Docket EL23-016 for an annual increase to electric rates totaling approximately $30.9 million. Our request was based on a ROE of 10.7%, a capital structure including 50.5% equity, and rate base of $787.3 million.

Holding Company Filings – We filed a Restructuring Plan with the state commissions in Montana, South Dakota and Nebraska and the FERC. Currently, our utility businesses are held in the same legal entity. Under the Restructuring Plan, we proposed to legally separate our Montana public utility business from our South Dakota and Nebraska public utility business and establish a holding company to hold the ownership interests of all of the subsidiaries. The purpose of the reorganization is to segregate our organizational structure to be more transparent and in line with the public utility industry. The Restructuring Plan does not include substantive changes in how the state public utility commissions regulate those services. We have received all necessary regulatory approvals and we expect to effectuate the Restructuring Plan by early 2024.

Power Costs and Credits Adjustment Mechanism - The MPSC's September 2022 decision approving interim rates, which are subject to refund, included an increase to the PCCAM Base of $61.1 million, effective October 1, 2022. As of June 30, 2023, we have under-collected our total Montana electric supply costs for the July 2022 through June 2023 PCCAM year by approximately $18.5 million. Absent the interim rate PCCAM Base increase, as of June 30, 2023, our under-collected position would have been approximately $58.7 million. In the current PCCAM design, under-collections are not recovered from customers until the subsequent power cost adjustment year with a change in customer rates effective annually on October 1, which has adversely affected our cash flows and liquidity.

Under the PCCAM, net costs higher or lower than the PCCAM Base (excluding qualifying facility costs) are allocated 90% to Montana customers and 10% to shareholders. For the three and six months ended June 30, 2023, we over collected supply costs for the 2022 - 2023 PCCAM year of $18.9 million and $23.4 million, respectively, resulting in a reduction to our under collection of costs, and recorded an increase in pre-tax earnings of $2.1 million and $2.6 million, respectively (10% of the PCCAM Base cost variance). For the three and six months ended June 30, 2022, we under collected costs of $7.5 million and $14.6 million, respectively, resulting in an increase to the under collection of costs, and recorded a reduction in pre-tax earnings of $0.8 million and $1.6 million, respectively.

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

Electric Resource Planning - Montana

Yellowstone County 175 MW plant - As previously reported, in October 2021, the Montana Environmental Information Center and the Sierra Club filed a lawsuit in Montana State Court, against the MDEQ and us, alleging that the environmental analysis conducted prior to issuance of the Yellowstone County Generating Station's air quality permit was inadequate. On April 4, 2023, the Montana District Court issued an order finding the MDEQ's environmental analysis was deficient in not addressing exterior lighting and greenhouse gases and remanded it back to MDEQ to address the deficiencies and vacated the air quality permit pending that remand. As a result of the vacatur of the permit, we paused construction. On June 8, 2023, the Montana District Court granted our motion to stay the order vacating the air quality permit pending the outcome of our notice of appeal with the Montana Supreme Court. We recommenced construction in June 2023 and expect the plant to be operational by the end of the third quarter 2024.

On May 10, 2023, Montana House Bill 971 was signed into law, preventing the MDEQ from considering climate impacts in its analysis of large projects such as coal mines and power plants, and on June 1, 2023, the MDEQ issued its supplemental air quality permit that contained the updated exterior lighting analysis, and the MDEQ indicated that no other analysis was necessary. The comment period concerning the MDEQ’s supplemental air quality permit ended on July 3, 2023. The current lawsuit, as well as additional potential legal challenges related to the Yellowstone County Generating Station, could delay the project timing and increase costs. Total costs of approximately $203.6 million have been incurred, with expected total costs of approximately $275.0 million.

Future Integrated Resource Planning - Resource adequacy in the Western third of the U.S. has been declining with the retirement of thermal power plants. Our owned and long-term contracted resources are inadequate to supply the necessary capacity we require to meet our peak-demand loads, which exposes us to large quantities of market purchases at typically high and volatile energy prices. To comply with regulatory resource planning requirements, we submitted an integrated resource plan to the MPSC on April 28, 2023.

We remain concerned regarding an overall lack of capacity in the West and our owned and long-term contracted capacity deficit to meet peak-demand loads. The construction of the Yellowstone County Generating Station and acquisition of Avista's Colstrip Units 3 and 4 interests are expected to reduce our exposure to market purchases.

Proposed EPA Rules

In May 2023, the EPA proposed new GHG emissions standards for coal and natural gas-fired plants. In particular, the proposed rules would (i) strengthen the current New Source Performance Standards for newly built fossil fuel-fired stationary combustion turbines (generally natural gas-fired); (ii) establish emission guidelines for states to follow in limiting carbon pollution from existing fossil fuel-fired steam generating electric generating units (including coal, oil and natural gas-fired units); and (iii) establish emission guidelines for large, frequently used existing fossil fuel-fired stationary combustion turbines (generally natural gas-fired). In addition, in April 2023, EPA proposed to amend the MATS. Among other things, MATS currently sets stringent emission limits for acid gases, mercury, and other hazardous air pollutants from new and existing electric generating units. We are in compliance with existing MATS requirements. The proposed amendment of the MATS would strengthen the MATS requirements, and if adopted as written, both the GHG and MATS proposed rules could have a material negative impact on our coal-fired plants, including requiring potentially expensive upgrades or the early retirement of Colstrip Unit's 3 and 4 due to the rules making the facility uneconomic.

Previous efforts by the EPA were met with extensive litigation and we anticipate a similar response if the proposed rules are adopted. As MATS and GHG regulations are implemented, it could result in additional material compliance costs. We will continue working with federal and state regulatory authorities, other utilities, and stakeholders to seek relief from any MATS or GHG regulations that, in our view, disproportionately impact customers in our region.

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

OVERALL CONSOLIDATED RESULTS

Three Months Ended June 30, 2023 Compared with the Three Months Ended June 30, 2022

Consolidated net income for the three months ended June 30, 2023 was $19.1 million as compared with $29.8 million for the same period in 2022. This decrease was primarily due to lower electric and natural gas retail volumes, lower transmission revenues, higher operating and maintenance expense, higher administrative and general expense, higher depreciation and depletion expense, higher interest expense, and higher income tax expense, partly offset by higher Montana interim rates associated with our ongoing rate review, which are subject to refund, higher Montana property tax tracker collections, and lower non-recoverable Montana electric supply costs.

Consolidated gross margin for the three months ended June 30, 2023 was $75.5 million as compared with $79.6 million in 2022, a decrease of $4.1 million, or 5.2 percent. This decrease was primarily due to lower electric and natural gas retail volumes and lower transmission revenues, higher operating and maintenance expense, and higher depreciation and depletion expense, partly offset by higher Montana interim rates associated with our ongoing rate review, which are subject to refund, higher Montana property tax tracker collections, and lower non-recoverable Montana electric supply costs.

	Electric		Natural Gas		Total
	2023	2022	2023	2022	2023	2022
	(in millions)
Reconciliation of gross margin to utility margin:
Operating Revenues	$229.3	$243.4	$61.2	$79.6	$290.5	$323.0
Less: Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	42.4	57.7	25.2	37.3	67.6	95.0
Less: Operating and maintenance	41.4	40.8	13.5	12.5	54.9	53.3
Less: Property and other taxes	31.0	36.4	9.1	10.5	40.1	46.9
Less: Depreciation and depletion	43.3	40.2	9.1	8.0	52.4	48.2
Gross Margin	71.2	68.3	4.3	11.3	75.5	79.6
Operating and maintenance	41.4	40.8	13.5	12.5	54.9	53.3
Property and other taxes	31.0	36.4	9.1	10.5	40.1	46.9
Depreciation and depletion	43.3	40.2	9.1	8.0	52.4	48.2
Utility Margin(1)	$186.9	$185.7	$36.0	$42.3	$222.9	$228.0
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

	Three Months Ended June 30,
	2023	2022	Change	% Change
	(dollars in millions)
Utility Margin
Electric	$186.9	$185.7	$1.2	0.6%
Natural Gas	36.0	42.3	(6.3)	(14.9)
Total Utility Margin(1)	$222.9	$228.0	$(5.1)	(2.2)%
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Consolidated utility margin for the three months ended June 30, 2023 was $222.9 million as compared with $228.0 million for the same period in 2022, a decrease of $5.1 million, or 2.2 percent.

Primary components of the change in utility margin include the following (in millions):

Utility Margin 2023 vs. 2022
Utility Margin Items Impacting Net Income
Montana interim rates (subject to refund)	$7.1
Montana property tax tracker collections	3.3
Lower non-recoverable Montana electric supply costs due to higher electric supply revenues and lower electric supply costs	3.0
Higher Montana natural gas transportation	0.4
Lower natural gas retail volumes	(5.3)
Lower electric retail volumes	(3.5)
Lower transmission revenue due to market conditions and lower rates	(1.7)
Other	(0.4)
Change in Utility Margin Items Impacting Net Income	$2.9
Utility Margin Items Offset Within Net Income
Lower property taxes recovered in revenue, offset in property and other taxes	(7.2)
Lower operating expenses recovered in revenue, offset in operating and maintenance expense	(1.4)
Lower natural gas production taxes recovered in revenue, offset in property and other taxes	(0.4)
Higher revenue from lower production tax credits, offset in income tax expense	1.0
Change in Utility Margin Items Offset Within Net Income	(8.0)
Decrease in Consolidated Utility Margin(1)	$(5.1)
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Lower electric retail volumes were driven by unfavorable weather in Montana impacting residential demand and lower commercial demand, partly offset by customer growth and favorable weather in South Dakota. Lower natural gas retail volumes were driven by unfavorable weather in Montana, partly offset by customer growth. Interim rates in our Montana rate review were effective October 1, 2022, and are subject to refund, pending an outcome in the proceeding.

	Three Months Ended June 30,
	2023	2022	Change	% Change
	(dollars in millions)
Operating Expenses (excluding fuel, purchased supply and direct transmission expense)
Operating and maintenance	$54.8	$53.3	$1.5	2.8%
Administrative and general	30.0	27.2	2.8	10.3
Property and other taxes	40.1	46.9	(6.8)	(14.5)
Depreciation and depletion	52.4	48.2	4.2	8.7
Total Operating Expenses (excluding fuel, purchased supply and direct transmission expense)	$177.3	$175.6	$1.7	1.0%

Consolidated operating expenses, excluding fuel, purchased supply and direct transmission expense, were $177.3 million for the three months ended June 30, 2023, as compared with $175.6 million for the three months ended June 30, 2022. Primary components of the change include the following (in millions):

Operating Expenses
2023 vs. 2022
Operating Expenses (excluding fuel, purchased supply and direct transmission expense) Impacting Net Income
Higher labor and benefits(1)	$4.4
Higher depreciation expense due to plant additions	4.2
Higher other state and local tax expense	0.9
Increase in uncollectible accounts	0.8
Higher insurance expense	0.4
Lower expenses at our electric generation facilities	(0.2)
Other	1.8
Change in Items Impacting Net Income	12.3

Operating Expenses Offset Within Net Income
Lower property taxes recovered in trackers, offset in revenue	(7.2)
Lower pension and other postretirement benefits, offset in other income(1)	(1.7)
Lower operating and maintenance expenses recovered in trackers, offset in revenue	(1.4)
Lower natural gas production taxes recovered in trackers, offset in revenue	(0.4)
Higher non-employee directors deferred compensation recorded within administrative and general expense, offset in other income	0.1
Change in Items Offset Within Net Income	(10.6)
Increase in Operating Expenses (excluding fuel, purchased supply and direct transmission expense)	$1.7
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

Consolidated operating income for the three months ended June 30, 2023 was $45.6 million as compared with $52.3 million in the same period of 2022. This decrease was primarily driven by lower electric and natural gas retail volumes, lower transmission revenues, higher operating and maintenance expense, higher administrative and general expense, and higher depreciation and depletion expense, partly offset by higher Montana interim rates associated with our ongoing rate review, which are subject to refund, higher Montana property tax tracker collections, and lower non-recoverable Montana electric supply costs.

Consolidated interest expense was $28.4 million for the three months ended June 30, 2023 as compared with $24.0 million for the same period of 2022. This increase was due to higher borrowings and interest rates, partly offset by higher capitalization of Allowance for Funds Used During Construction (AFUDC).

Consolidated other income was $4.1 million for the three months ended June 30, 2023 as compared with $2.9 million for the same period of 2022. This increase was primarily due to the prior year CREP penalty, partly offset by an increase in the non-service component of pension expense.

Consolidated income tax expense was $2.1 million for the three months ended June 30, 2023 as compared to $1.4 million for the same period of 2022. Our effective tax rate for the three months ended June 30, 2023 was 10.1% as compared with 4.6% for the same period in 2022.

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in millions):

	Three Months Ended June 30,
	2023		2022
Income Before Income Taxes	$21.3		$31.2

Income tax calculated at federal statutory rate	4.5	21.0%	6.6	21.0%

Permanent or flow-through adjustments:
State income tax, net of federal provisions	0.3	1.3	0.4	1.4
Flow-through repairs deductions	(1.7)	(8.0)	(3.3)	(10.6)
Production tax credits	(1.1)	(5.4)	(2.6)	(8.2)
Amortization of excess deferred income tax	(0.2)	(1.1)	(0.2)	(0.5)
Plant and depreciation flow-through items	0.2	0.9	0.4	1.3
Other, net	0.1	1.4	0.1	0.2
	(2.4)	(10.9)	(5.2)	(16.4)

Income tax expense	$2.1	10.1%	$1.4	4.6%

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

Six Months Ended June 30, 2023 Compared with the Six Months Ended June 30, 2022

Consolidated net income for the six months ended June 30, 2023 was $81.7 million as compared with $88.9 million for the same period in 2022. This decrease was primarily due to lower natural gas retail volumes, higher depreciation and depletion, higher operating and maintenance expense, higher administrative and general expense, higher interest expense, and higher income tax expense, including a one-time charge for the reduction of previously claimed alternative minimum tax credits, partly offset by Montana interim rates associated with our ongoing rate review, which are subject to refund, higher electric retail volumes, lower non-recoverable Montana electric supply costs, and higher Montana property tax tracker collections.
Consolidated gross margin for the six months ended June 30, 2023 was $206.4 million as compared with $190.3 million in 2022, an increase of $16.1 million, or 8.5 percent. This increase was primarily due to Montana interim rates associated with our ongoing rate review, which are subject to refund, higher electric retail volumes, lower non-recoverable Montana electric supply costs, and higher Montana property tax tracker collections, partly offset by lower natural gas retail volumes, higher depreciation and depletion, and higher operating and maintenance expense.

	Electric		Natural Gas		Total
	2023	2022	2023	2022	2023	2022
	(in millions)
Reconciliation of gross margin to utility margin:
Operating Revenues	$524.6	$515.1	$220.5	$202.3	$745.1	$717.4
Less: Fuel, purchased supply and direct transmission expense (exclusive of depreciation and depletion shown separately below)	120.5	135.3	112.6	94.8	233.1	230.1
Less: Operating and maintenance	83.8	80.3	26.9	25.8	110.7	106.1
Less: Property and other taxes	69.3	72.9	20.0	20.9	89.3	93.8
Less: Depreciation and depletion	87.2	80.6	18.4	16.5	105.6	97.1
Gross Margin	163.8	146.0	42.6	44.3	206.4	190.3
Operating and maintenance	83.8	80.3	26.9	25.8	110.7	106.1
Property and other taxes	69.3	72.9	20.0	20.9	89.3	93.8
Depreciation and depletion	87.2	80.6	18.4	16.5	105.6	97.1
Utility Margin(1)	$404.1	$379.8	$107.9	$107.5	$512.0	$487.3
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

	Six Months Ended June 30,
	2023	2022	Change	% Change
	(dollars in millions)
Utility Margin
Electric	$404.1	$379.8	$24.3	6.4%
Natural Gas	107.9	107.5	0.4	0.4
Total Utility Margin(1)	$512.0	$487.3	$24.7	5.1%
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Consolidated utility margin for the six months ended June 30, 2023 was $512.0 million as compared with $487.3 million for the same period in 2022, an increase of $24.7 million, or 5.1 percent.

Primary components of the change in utility margin include the following (in millions):

Utility Margin 2023 vs. 2022
Utility Margin Items Impacting Net Income
Montana interim rates (subject to refund)	$15.6
Higher electric retail volumes	6.3
Lower non-recoverable Montana electric supply costs due to higher electric supply revenues and lower electric supply costs	4.3
Montana property tax tracker collections	3.5
Higher Montana natural gas transportation	1.5
Lower natural gas retail volumes	(1.6)
Lower transmission revenue due to market conditions and lower rates	(0.5)
Other	(0.3)
Change in Utility Margin Items Impacting Net Income	28.8
Utility Margin Items Offset Within Net Income
Lower property taxes recovered in revenue, offset in property and other taxes	(4.6)
Lower operating expenses recovered in revenue, offset in operating and maintenance expense	(1.7)
Lower natural gas production taxes recovered in revenue, offset in property and other taxes	(0.5)
Higher revenue from lower production tax credits, offset in income tax expense	2.7
Change in Utility Margin Items Offset Within Net Income	(4.1)
Increase in Consolidated Utility Margin(1)	$24.7
(1) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above.

Higher electric retail volumes were driven by customer growth and increased residential demand as compared to the prior year. Lower natural gas retail volumes were driven by overall unfavorable weather in Montana, partly offset by favorable weather in South Dakota and Nebraska and customer growth. Interim rates in our Montana rate review were effective October 1, 2022, and are subject to refund pending an outcome in the proceeding.

	Six Months Ended June 30,
	2023	2022	Change	% Change
	(dollars in millions)
Operating Expenses (excluding fuel, purchased supply and direct transmission expense)
Operating and maintenance	$110.7	$106.1	$4.6	4.3%
Administrative and general	64.7	58.9	5.8	9.8
Property and other taxes	89.3	93.7	(4.4)	(4.7)
Depreciation and depletion	105.6	97.1	8.5	8.8
Total Operating Expenses (excluding fuel, purchased supply and direct transmission expense)	$370.3	$355.8	$14.5	4.1%

Consolidated operating expenses, excluding fuel, purchased supply and direct transmission expense, were $370.3 million for the six months ended June 30, 2023, as compared with $355.8 million for the six months ended June 30, 2022. Primary components of the change include the following (in millions):

Operating Expenses
2023 vs. 2022
Operating Expenses (excluding fuel, purchased supply and direct transmission expense) Impacting Net Income
Higher depreciation expense due to plant additions	$8.5
Higher labor and benefits(1)	7.5
Higher expenses at our electric generation facilities	3.2
Increase in uncollectible accounts	1.1
Higher insurance expense	1.0
Higher other state and local tax expense	0.7
Lower technology implementation and maintenance expenses	(0.4)
Other	1.4
Change in Items Impacting Net Income	23.0

Operating Expenses Offset Within Net Income
Lower property taxes recovered in trackers, offset in revenue	(4.6)
Lower operating and maintenance expenses recovered in trackers, offset in revenue	(1.7)
Lower pension and other postretirement benefits, offset in other income(1)	(1.5)
Lower natural gas production taxes recovered in trackers, offset in revenue	(0.5)
Lower non-employee directors deferred compensation recorded within administrative and general expense, offset in other income	(0.2)
Change in Items Offset Within Net Income	(8.5)
Increase in Operating Expenses (excluding fuel, purchased supply and direct transmission expense)	$14.5
(1) In order to present the total change in labor and benefits, we have included the change in the non-service cost component of our pension and other postretirement benefits, which is recorded within other income on our Condensed Consolidated Statements of Income. This change is offset within this table as it does not affect our operating expenses.

Consolidated operating income for the six months ended June 30, 2023 was $141.7 million as compared with $131.6 million in the same period of 2022. This increase was primarily driven by Montana interim rates associated with our ongoing rate review, which are subject to refund, higher electric retail volumes, lower non-recoverable Montana electric supply costs, and higher Montana property tax tracker collections, partly offset by lower natural gas retail volumes, higher depreciation and depletion expense, higher operating and maintenance expense, and higher administrative and general expenses.

Consolidated interest expense was $56.4 million for the six months ended June 30, 2023 as compared with $47.7 million for the same period of 2022. This increase was due to higher borrowings and interest rates, partly offset by higher capitalization of AFUDC.

Consolidated other income was $8.8 million for the six months ended June 30, 2023 as compared to $7.6 million during the same period of 2022. This increase was primarily due to the prior year CREP penalty, partly offset by an increase in the non-service component of pension expense.

Consolidated income tax expense for the six months ended June 30, 2023 was $12.4 million as compared to $2.5 million in the same period of 2022. Our effective tax rate for the six months ended June 30, 2023 was 13.2% as compared with 2.8% for the same period in 2022. Income tax expense for the six months ended June 30, 2023 includes a one-time $3.2 million charge for the reduction of previously claimed alternative minimum tax credits.

The following table summarizes the differences between our effective tax rate and the federal statutory rate (in millions):

	Six Months Ended June 30,
	2023		2022
Income Before Income Taxes	$94.0		$91.4

Income tax calculated at federal statutory rate	19.7	21.0%	19.2	21.0%

Permanent or flow-through adjustments:
State income tax, net of federal provisions	1.2	1.3	0.8	0.9
Flow-through repairs deductions	(7.6)	(8.0)	(10.1)	(11.1)
Production tax credits	(4.3)	(4.6)	(6.4)	(7.0)
Amortization of excess deferred income tax	(1.0)	(1.1)	(0.6)	(0.6)
Reduction to previously claimed alternative minimum tax credit	3.2	3.4	—	—
Plant and depreciation flow-through items	0.9	0.9	0.1	0.2
Share-based compensation	0.4	0.4	(0.3)	(0.3)
Other, net	(0.1)	(0.1)	(0.2)	(0.3)
	(7.3)	(7.8)	(16.7)	(18.2)

Income tax expense	$12.4	13.2%	$2.5	2.8%

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
•Transmission: Reflects transmission revenues regulated by the FERC.
•Wholesale and other are largely utility margin neutral as they are offset by changes in fuel, purchased supply and direct transmission expense.

Three Months Ended June 30, 2023 Compared with the Three Months Ended June 30, 2022

	Revenues		Change		Megawatt Hours (MWH)		Avg. Customer Counts
	2023	2022	$	%	2023	2022	2023	2022
	(in thousands)
Montana	$83,840	$70,715	$13,125	18.6%	568	590	321,820	316,180
South Dakota	15,686	15,593	93	0.6	135	123	51,162	50,925
Residential	99,526	86,308	13,218	15.3	703	713	372,982	367,105
Montana	101,919	84,327	17,592	20.9	759	772	74,234	72,826
South Dakota	25,134	26,445	(1,311)	(5.0)	266	261	12,985	12,882
Commercial	127,053	110,772	16,281	14.7	1,025	1,033	87,219	85,708
Industrial	10,722	8,988	1,734	19.3	644	608	78	76
Other	8,732	8,311	421	5.1	33	42	6,388	6,415
Total Retail Electric	$246,033	$214,379	$31,654	14.8%	2,405	2,396	466,667	459,304
Regulatory amortization	(36,254)	7,741	(43,995)	(568.3)
Transmission	18,352	20,005	(1,653)	(8.3)
Wholesale and Other	1,135	1,293	(158)	(12.2)
Total Revenues	$229,266	$243,418	$(14,152)	(5.8)%
Fuel, purchased supply and direct transmission expense(1)	42,363	57,695	(15,332)	(26.6)
Utility Margin(2)	$186,903	$185,723	$1,180	0.6%
(1) Exclusive of depreciation and depletion.
(2) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

	Cooling Degree Days			2023 as compared with:
	2023	2022	Historic Average	2022	Historic Average
Montana	44	40	64	10% warmer	31% cooler
South Dakota	201	66	72	205% warmer	179% warmer

	Heating Degree Days			2023 as compared with:
	2023	2022	Historic Average	2022	Historic Average
Montana(1)	1,017	1,402	1,156	27% warmer	12% warmer
South Dakota	1,613	1,593	1,484	1% colder	9% colder
(1) Montana electric and natural gas heating degree days may differ due to differences in service territory.

The following summarizes the components of the changes in electric utility margin for the three months ended June 30, 2023 and 2022 (in millions):

Utility Margin 2023 vs. 2022
Utility Margin Items Impacting Net Income
Montana interim rates (subject to refund)	$6.7
Lower non-recoverable Montana electric supply costs due to higher electric supply revenues and lower electric supply costs	3.0
Montana property tax tracker collections	2.3
Lower retail volumes	(3.5)
Lower transmission revenue due to market conditions and lower rates	(1.7)
Qualifying facility (QF) liability adjustment	(0.1)
Other	(0.1)
Change in Utility Margin Items Impacting Net Income	6.6

Utility Margin Items Offset Within Net Income
Lower property taxes recovered in revenue, offset in property and other taxes	(5.0)
Lower operating expenses recovered in revenue, offset in operating and maintenance expense	(1.4)
Higher revenue from lower production tax credits, offset in income tax expense	1.0
Change in Utility Margin Items Offset Within Net Income	(5.4)
Increase in Utility Margin(1)	$1.2
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

Lower retail volumes were driven by unfavorable weather in Montana impacting residential demand and lower commercial demand, partly offset by customer growth and favorable weather in South Dakota.

The adjustment to our electric QF liability (unrecoverable costs associated with contracts covered by the Public Utility Regulatory Policies Act of 1978 (PURPA) as part of a 2002 stipulation with the MPSC and other parties) reflects a $5.0 million gain in 2023, as compared with a $5.1 million gain for the same period in 2022, due to the combination of:

•A $0.8 million favorable reduction in costs for the current contract year to record the annual adjustment for actual output and pricing as compared with a $1.8 million favorable reduction in costs in the prior period; and
•A favorable adjustment, decreasing the QF liability by $4.2 million, reflecting annual actual contract price escalation for the 2023-2024 contract year, which was less than previously estimated. The 2023-2024 contract year is the last year of the contract that contains variable pricing terms. This is compared to a favorable adjustment of $3.3 million in the prior year due to less than previously estimated actual price escalation.

The change in regulatory amortization revenue is due to timing differences between when we incur electric supply costs and when we recover these costs in rates from our customers, which has a minimal impact on utility margin. Our wholesale and other revenues are largely utility margin neutral as they are offset by changes in fuel, purchased supply and direct transmission expenses.

Six Months Ended June 30, 2023 Compared with the Six Months Ended June 30, 2022

	Revenues		Change		Megawatt Hours (MWH)		Avg. Customer Counts
	2023	2022	$	%	2023	2022	2023	2022
	(in thousands)
Montana	$209,302	$167,668	$41,634	24.8%	1,439	1,415	321,278	315,811
South Dakota	35,457	36,023	(566)	(1.6)	330	312	51,218	50,964
Residential	244,759	203,691	41,068	20.2	1,769	1,727	372,496	366,775
Montana	214,532	170,861	43,671	25.6	1,610	1,581	74,249	72,722
South Dakota	50,262	54,079	(3,817)	(7.1)	545	552	12,964	12,848
Commercial	264,794	224,940	39,854	17.7	2,155	2,133	87,213	85,570
Industrial	22,563	18,642	3,921	21.0	1,270	1,236	79	76
Other	13,986	12,784	1,202	9.4	48	57	5,623	5,599
Total Retail Electric	$546,102	$460,057	$86,045	18.7%	5,242	5,153	465,411	458,020
Regulatory amortization	(61,551)	14,281	(75,832)	(531.0)
Transmission	37,245	37,695	(450)	(1.2)
Wholesale and Other	2,778	3,112	(334)	(10.7)
Total Revenues	$524,574	$515,145	$9,429	1.8%
Fuel, purchased supply and direct transmission expense(1)	120,497	135,318	(14,821)	(11.0)
Utility Margin(2)	$404,077	$379,827	$24,250	6.4%
(1) Exclusive of depreciation and depletion.
(2) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

	Cooling Degree Days			2023 as compared with:
	2023	2022	Historic Average	2022	Historic Average
Montana(1)	44	40	64	10% warmer	31% cooler
South Dakota	201	66	74	205% warmer	172% warmer

	Heating Degree Days			2023 as compared with:
	2023	2022	Historic Average	2022	Historic Average
Montana(1)	4,556	4,638	4,454	2% warmer	2% colder
South Dakota	5,957	5,688	5,603	5% colder	6% colder
(1) Montana electric and natural gas heating degree days may differ due to differences in service territory.

The following summarizes the components of the changes in electric utility margin for the six months ended June 30, 2023 and 2022 (in millions):

Utility Margin 2023 vs. 2022
Utility Margin Items Impacting Net Income
Montana interim rates (subject to refund)	$15.1
Higher retail volumes	6.3
Lower non-recoverable Montana electric supply costs due to higher electric supply revenues and lower electric supply costs	4.3
Montana property tax tracker collections	2.5
Lower transmission revenue due to market conditions and lower rates	(0.5)
QF liability adjustment	(0.1)
Other	(0.3)
Change in Utility Margin Items Impacting Net Income	27.3

Utility Margin Items Offset Within Net Income
Lower property taxes recovered in revenue, offset in property and other taxes	(4.0)
Lower operating expenses recovered in revenue, offset in operating and maintenance expense	(1.7)
Higher revenue from lower production tax credits, offset in income tax expense	2.7
Change in Utility Margin Items Offset Within Net Income	(3.0)
Increase in Utility Margin(1)	$24.3
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

Higher retail volumes were driven by customer growth and increased residential demand as compared to the prior year.

The adjustment to our electric QF liability (unrecoverable costs associated with PURPA contracts as part of a 2002 stipulation with the MPSC and other parties) reflects a $5.0 million gain in 2023, as compared with a $5.1 million gain for the same period in 2022, as further explained above in electric utility results for the three months ended June 30, 2023.

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
•Wholesale: Primarily represents transportation and storage for others.

Three Months Ended June 30, 2023 Compared with the Three Months Ended June 30, 2022

	Revenues		Change		Dekatherms (Dkt)		Avg. Customer Counts
	2023	2022	$	%	2023	2022	2023	2022
	(in thousands)
Montana	$17,589	$28,596	$(11,007)	(38.5)%	1,864	2,701	183,669	181,694
South Dakota	8,375	9,408	(1,033)	(11.0)	703	715	41,914	41,355
Nebraska	7,457	7,357	100	1.4	508	524	37,711	37,569
Residential	33,421	45,361	(11,940)	(26.3)	3,075	3,940	263,294	260,618
Montana	9,918	14,697	(4,779)	(32.5)	1,147	1,464	25,714	25,309
South Dakota	5,505	6,425	(920)	(14.3)	675	663	7,217	7,021
Nebraska	4,665	4,456	209	4.7	387	386	5,004	4,977
Commercial	20,088	25,578	(5,490)	(21.5)	2,209	2,513	37,935	37,307
Industrial	160	222	(62)	(27.9)	19	21	232	233
Other	326	469	(143)	(30.5)	43	57	188	177
Total Retail Gas	$53,995	$71,630	$(17,635)	(24.6)%	5,346	6,531	301,649	298,335
Regulatory amortization	(3,369)	(1,204)	(2,165)	(179.8)
Wholesale and other	10,610	9,160	1,450	15.8
Total Revenues	$61,236	$79,586	$(18,350)	(23.1)%
Fuel, purchased supply and direct transmission expense(1)	25,215	37,305	(12,090)	(32.4)
Utility Margin(2)	$36,021	$42,281	$(6,260)	(14.8)%
(1) Exclusive of depreciation and depletion.
(2) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

	Heating Degree Days			2023 as compared with:
	2023	2022	Historic Average	2022	Historic Average
Montana(1)	1,037	1,463	1,176	29% warmer	12% warmer
South Dakota	1,613	1,593	1,484	1% colder	9% colder
Nebraska	1,142	1,152	1,133	1% warmer	1% colder
(1) Montana electric and natural gas heating degree days may differ due to differences in service territory.

The following summarizes the components of the changes in natural gas utility margin for the three months ended June 30, 2023 and 2022:

Utility Margin 2023 vs. 2022
(in millions)
Utility Margin Items Impacting Net Income
Lower retail volumes	$(5.3)
Montana property tax tracker collections	1.0
Higher Montana natural gas transportation	0.4
Montana interim rates (subject to refund)	0.4
Other	(0.2)
Change in Utility Margin Items Impacting Net Income	(3.7)

Utility Margin Items Offset Within Net Income
Lower property taxes recovered in revenue, offset in property and other taxes	(2.2)
Lower gas production taxes recovered in revenue, offset in property and other taxes	(0.4)
Change in Utility Margin Items Offset Within Net Income	(2.6)
Decrease in Utility Margin(1)	$(6.3)
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

Lower retail volumes were driven by unfavorable weather in Montana, partly offset by customer growth.

Six Months Ended June 30, 2023 Compared with the Six Months Ended June 30, 2022

	Revenues		Change		Dekatherms (Dkt)		Avg. Customer Counts
	2023	2022	$	%	2023	2022	2023	2022
	(in thousands)
Montana	$84,471	$80,895	$3,576	4.4%	8,381	8,740	183,583	181,579
South Dakota	28,310	29,325	(1,015)	(3.5)	2,455	2,464	42,032	41,463
Nebraska	27,970	22,799	5,171	22.7	1,915	1,822	37,838	37,690
Residential	140,751	133,019	7,732	5.8	12,751	13,026	263,453	260,732
Montana	46,257	41,747	4,510	10.8	4,834	4,723	25,690	25,286
South Dakota	19,791	20,950	(1,159)	(5.5)	2,177	2,153	7,235	7,035
Nebraska	17,828	13,683	4,145	30.3	1,386	1,266	5,040	5,008
Commercial	83,876	76,380	7,496	9.8	8,397	8,142	37,965	37,329
Industrial	889	773	116	15.0	94	88	232	232
Other	1,122	1,160	(38)	(3.3)	136	151	188	176
Total Retail Gas	$226,638	$211,332	$15,306	7.2%	21,378	21,407	301,838	298,469
Regulatory amortization	(28,770)	(27,774)	(996)	3.6
Wholesale and other	22,602	18,783	3,819	20.3
Total Revenues	$220,470	$202,341	$18,129	9.0%
Fuel, purchased supply and direct transmission expense(1)	112,573	94,756	17,817	18.8
Utility Margin(2)	$107,897	$107,585	$312	0.3%
(1) Exclusive of depreciation and depletion.
(2) Non-GAAP financial measure. See “Non-GAAP Financial Measure” above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

	Heating Degree Days			2023 as compared with:
	2023	2022	Historic Average	2022	Historic Average
Montana(1)	4,629	4,746	4,484	2% warmer	3% colder
South Dakota	5,957	5,688	5,603	5% colder	6% colder
Nebraska	4,506	4,230	4,427	7% colder	2% colder
(1) Montana electric and natural gas heating degree days may differ due to differences in service territory.

The following summarizes the components of the changes in natural gas utility margin for the six months ended June 30, 2023 and 2022:

Utility Margin 2023 vs. 2022
(in millions)
Utility Margin Items Impacting Net Income
Higher Montana natural gas transportation	$1.5
Montana property tax tracker collections	1.0
Montana interim rates (subject to refund)	0.5
Lower retail volumes	(1.6)
Change in Utility Margin Items Impacting Net Income	1.4

Utility Margin Items Offset Within Net Income
Lower gas production taxes recovered in revenue, offset in property and other taxes	(0.5)
Higher property taxes recovered in revenue, offset in property tax expense	(0.6)
Change in Utility Margin Items Offset Within Net Income	(1.1)
Increase in Utility Margin(1)	$0.3
(1) Non-GAAP financial measure. See "Non-GAAP Financial Measure" above. Also see "Overall Consolidated Results" above for reconciliation of gross margin to utility margin.

Lower retail volumes were driven by overall unfavorable weather in Montana impacting residential volumes, partly offset by favorable weather in South Dakota and Nebraska and customer growth.

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

As of June 30, 2023, our total net liquidity was approximately $366.8 million, including $7.8 million of cash and $359.0 million of revolving credit facility availability with no letters of credit outstanding.

Cash Flows

The following table summarizes our consolidated cash flows (in millions):

	Six Months Ended June 30,
	2023	2022
Operating Activities
Net income	$81.7	$88.9
Non-cash adjustments to net income	95.3	93.6
Changes in working capital	124.3	52.8
Other noncurrent assets and liabilities	(7.2)	(2.5)
Cash Provided by Operating Activities	294.1	232.8

Investing Activities
Property, plant and equipment additions	(263.4)	(234.4)
Investment in equity securities	(2.4)	(0.9)
Cash Used in Investing Activities	(265.8)	(235.3)

Financing Activities
Proceeds from issuance of common stock, net of issuance costs	10.8	99.9
Issuance of long-term debt	300.0	—
Line of credit repayments, net	(259.0)	(21.0)
Dividends on common stock	(76.1)	(67.8)
Other financing activities, net	(2.5)	(1.3)
Cash (Used in) Provided by Financing Activities	(26.8)	9.8

Increase in Cash, Cash Equivalents, and Restricted Cash	1.5	7.3
Cash, Cash Equivalents, and Restricted Cash, beginning of period	22.5	18.8
Cash, Cash Equivalents, and Restricted Cash, end of period	$24.0	$26.1

Operating Activities

As of June 30, 2023, cash, cash equivalents, and restricted cash were $24.0 million as compared with $22.5 million as of December 31, 2022 and $26.1 million as of June 30, 2022. Cash provided by operating activities totaled $294.1 million for the six months ended June 30, 2023 as compared with $232.8 million during the six months ended June 30, 2022. As shown in the table below, this increase in operating cash flows is primarily due to a $62.1 million improvement in collections of energy supply costs and interim rates in our Montana rate review, partly offset by lower net income.

Uncollected energy supply costs (in millions)
	Beginning of period	End of period	Net cash inflows
2022	$99.1	$75.8	$23.3
2023	$115.4	$30.0	$85.4
Improvement in net cash inflows			$62.1

As of June 30, 2023, our remaining uncollected energy supply cost balance related to the July 2021 - June 2022 PCCAM period is approximately $13.5 million. In addition, we have approximately $18.5 million of uncollected energy supply costs related to the July 2022 - June 2023 PCCAM period that we expect to begin to collect in October 2023. On September 28, 2022, the MPSC approved our request for interim rates, which are subject to refund, including a $61.1 million increase to the PCCAM Base, which became effective in customer rates on October 1, 2022. Our under-collected position for the July 2022 - June 2023 PCCAM period improved $40.2 million due to the interim rate approved PCCAM Base increase.

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

Investing Activities

Cash used in investing activities totaled $265.8 million during the six months ended June 30, 2023, as compared with $235.3 million during the six months ended June 30, 2022. Plant additions during the first six months of 2023 include maintenance additions of approximately $142.2 million and capacity related capital expenditures of $121.2 million. Plant additions during the first six months of 2022 included maintenance additions of approximately $135.4 million and capacity related capital expenditures of approximately $99.0 million.

Financing Activities

Cash used in financing activities totaled $26.8 million during the six months ended June 30, 2023 as compared with cash provided by financing activities of $9.8 million during the six months ended June 30, 2022. During the six months ended June 30, 2023, cash used in financing activities reflects net repayments under our revolving lines of credit of $259.0 million and payment of dividends of $76.1 million, offset in part by net proceeds from the issuance of debt of $300.0 million and proceeds received from the issuance of common stock of $10.8 million. During the six months ended June 30, 2022, cash provided by financing activities reflects proceeds received from the issuance of common stock of $99.9 million, offset in part by payment of dividends of $67.8 million and net repayments under our revolving lines of credit of $21.0 million.

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

Our material cash requirements are also related to investment in our business through our capital expenditure program. Our estimated capital expenditures are discussed in our Annual Report on Form 10-K for the year ended December 31, 2022 within the Management’s Discussion and Analysis of Financial Condition and Results of Operations under the "Significant Infrastructure Investments and Initiatives" section. As of June 30, 2023, there have been no material changes in our estimated capital expenditures. The actual amount of capital expenditures is subject to certain factors including the impact that a material change in operations, available financing, supply chain issues, or inflation could impact our current liquidity and ability to fund capital resource requirements. Events such as these could cause us to defer a portion of our planned capital expenditures, as necessary. To fund our strategic growth opportunities, we evaluate the additional capital need in balance with debt capacity and equity issuances that would be intended to allow us to maintain investment grade ratings.

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

Our $425 million Credit Facility has a maturity date of May 18, 2027. The Credit Facility includes uncommitted features that allow us to request up to two one-year extensions to the maturity date and increase the size by an additional $75 million with the consent of the lenders. The Credit Facility does not amortize and is unsecured. Borrowings may be made at interest rates equal to (a) secured overnight financing rate as administered by the Federal Reserve Bank of New York (SOFR), plus a credit spread adjustment of 10.0 basis points, plus a margin of 100.0 to 175.0 basis points, or (b) a base rate, plus a margin of 0.0 to 75.0 basis points. A total of nine banks participate in the facility, with no one bank providing more than 15 percent of the total availability.

Our $25 million Swingline Facility has a maturity date of March 27, 2025. The Swingline Facility does not amortize and is unsecured. Borrowings may be made at interest rates equal to (a) SOFR, plus a margin of 90.0 basis points, or (b) a base rate plus a margin of 12.5 basis points.

As of June 30, 2023 and 2022 the outstanding balances on the above credit facilities were $191.0 million and $352.0 million, respectively. As of July 21, 2023, our availability under our revolving credit facilities was approximately $368.0 million, and there were no letters of credit outstanding.

Our $100 million Additional Credit Facility has a maturity date of April 28, 2024. The Additional Credit Facility does not amortize and is unsecured. Borrowings may be made at interest rates equal to (a) SOFR, plus a credit spread adjustment of 10.0 basis points, plus a margin of 100.0 to 175.0 basis points, or (b) a base rate, plus a margin of 0.0 to 75.0 basis points. There is currently no amount outstanding associated with this Additional Credit Facility.

Long-term Debt and Equity

We generally issue long-term debt to refinance other long-term debt maturities and borrowings under our revolving credit facilities, as well as to fund long-term capital investments and strategic opportunities. We have $100.0 million of debt maturing in March 2024, which we intend to refinance.

On March 30, 2023, we issued and sold $239.0 million aggregate principal amount of Montana First Mortgage Bonds at a fixed interest rate of 5.57 percent maturing on March 30, 2033. On this same day, we issued and sold $31.0 million aggregate principal amount of South Dakota First Mortgage Bonds at a fixed interest rate of 5.57 percent maturing on March 30, 2033. On May 1, 2023, we issued and sold an additional $30.0 million aggregate principal amount of South Dakota First Mortgage Bonds at a fixed interest rate of 5.42 percent maturing on May 1, 2033. These bonds were issued in transactions exempt from the registration requirements of the Securities Act of 1933. Proceeds were used to repay a portion of our outstanding borrowings under our revolving credit facilities and for other general corporate purposes. The bonds are secured by our electric and natural gas assets in Montana and South Dakota.

In June 2023, we amended our Equity Distribution Agreement to replace one of the sales agents. Pursuant to the Equity Distribution Agreement we may offer and sell shares of our common stock from time to time, having an aggregate gross sales price of up to $200.0 million, through an At-the-Market (ATM) offering program, including an equity forward sales component. This is a three-year agreement, expiring on February 11, 2024. During the three months ended June 30, 2023, we issued 188,682 shares of common stock under the ATM program at an average price of $57.83 per share, for net proceeds of $10.8 million which is net of sales commissions and other fees paid of approximately $0.1 million.

On June 29, 2023, the City of Forsyth, Rosebud County, Montana issued $144.7 million principal amount of Pollution Control Revenue Refunding Bonds (2023 Pollution Control Bonds) on our behalf. The 2023 Pollution Control Bonds were issued at a fixed interest rate of 3.88 percent maturing on July 1, 2028. The proceeds of the issuance were loaned to us pursuant to a Loan Agreement and were deposited directly with U.S. Bank Trust Company, National Association, as trustee, for the redemption of the 2.00 percent, $144.7 million City of Forsyth Pollution Control Revenue Refunding Bonds due on August 1, 2023 that had previously been issued on our behalf. Pursuant to the Loan Agreement, we are obligated to make payments in such amounts and at such times as will be sufficient to pay, when due, the principal and interest on the 2023 Pollution Control Bonds. Our obligations under the Loan Agreement are secured by delivery of a like amount of our Montana First Mortgage

Bonds, which are secured by our Montana electric and natural gas assets. So long as we are making payments under the Loan Agreement, no payments under these mortgage bonds will be due. The 2023 Pollution Control Bonds were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended.

We generally issue equity securities to fund long-term investment in our business. We evaluate our equity issuance needs to support our plan to maintain a 50 - 55 percent debt to total capital ratio excluding finance leases. We anticipate issuing $63.6 million of common stock through our ATM program through the remainder of 2023.

Credit Ratings

In general, less favorable credit ratings make debt financing more costly and more difficult to obtain on terms that are favorable to us and our customers, may impact our trade credit availability, and could result in the need to issue additional equity securities. Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s), and S&P Global Ratings (S&P) are independent credit-rating agencies that rate our debt securities. These ratings indicate the agencies’ assessment of our ability to pay interest and principal when due on our debt. As of July 21, 2023, our current ratings with these agencies are as follows:

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

Contractual Obligations and Other Commitments

We have a variety of contractual obligations and other commitments that require payment of cash at certain specified periods. The following table summarizes our contractual cash obligations and commitments as of June 30, 2023.

	Total	2023	2024	2025	2026	2027	Thereafter
	(in thousands)
Long-term debt(1)	$2,670,660	$—	$100,000	$325,000	$105,000	$166,000	$1,974,660
Finance leases	10,405	1,606	3,338	3,596	1,865	—	—
Estimated pension and other postretirement obligations(2)	57,160	11,392	11,667	11,367	11,367	11,367	N/A
Qualifying facilities liability(3)	342,296	39,234	74,110	60,360	55,393	56,665	56,534
Supply and capacity contracts(4)	2,748,013	219,539	289,237	237,647	248,875	232,176	1,520,539
Contractual interest payments on debt(5)	1,581,732	54,698	113,075	103,748	97,658	89,133	1,123,420
Commitments for significant capital projects(6)	118,908	45,399	63,434	10,075	—	—	—
Total Commitments(7)	$7,529,174	$371,868	$654,861	$751,793	$520,158	$555,341	$4,675,153
_________________________
(1)Represents cash payments for long-term debt and excludes $12.6 million of debt discounts and debt issuance costs, net.
(2)We estimate cash obligations related to our pension and other postretirement benefit programs for five years, as it is not practicable to estimate thereafter. Pension and postretirement benefit estimates reflect our expected cash contributions, which may be in excess of minimum funding requirements.
(3)Certain QFs require us to purchase minimum amounts of energy at prices ranging from $64 to $136 per MWH through 2029. Our estimated gross contractual obligation related to these QFs is approximately $342.3 million. A portion of the costs incurred to purchase this energy is recoverable through rates authorized by the MPSC, totaling approximately $297.1 million.

(4)We have entered into various purchase commitments, largely purchased power, electric transmission, coal and natural gas supply and natural gas transportation contracts. These commitments range from one to 26 years. The energy supply costs incurred under these contracts are generally recoverable through rate mechanisms approved by the MPSC.
(5)Contractual interest payments include our revolving credit facilities, which have a variable interest rate. We have assumed an average interest rate of 6.44 percent on the outstanding balance through maturity of the facilities.
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

Other Obligations - As a co-owner of Colstrip, we provided surety bonds of approximately $15.7 million and $17.3 million as of June 30, 2023 and December 31, 2022, respectively, to ensure the operation and maintenance of remedial and closure actions are carried out related to the Administrative Order on Consent Regarding Impacts Related to Wastewater Facilities Comprising the Closed-Loop System at Colstrip Steam Electric Stations, Colstrip Montana (the AOC) as required by the MDEQ. As costs are incurred under the AOC, the surety bonds will be reduced.

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

We continually evaluate the appropriateness of our estimates and assumptions. Actual results could differ from those estimates. We consider an estimate to be critical if it is material to the Financial Statements and it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate are reasonably likely to occur from period to period. This includes the accounting for the following: regulatory assets and liabilities, pension and postretirement benefit plans, income taxes and qualifying facilities liability. These policies were disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022. As of June 30, 2023, there have been no material changes in these policies.

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

ITEM 6.                      EXHIBITS -

(a) Exhibits

Exhibit 4.1 — Eighteenth Supplemental Indenture, dated as of May 1, 2023, between the Company and The Bank of New York Mellon, as trustee. (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated May 1, 2023, Commission File No. 1-10499).

Exhibit 4.2 — Nineteenth Supplemental Indenture, dated as of June 1, 2023, between the Company and The Bank of New York Mellon, as trustee. (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated June 5, 2023, Commission File No. 1-10499).

Exhibit 4.3 — Forty-third Supplemental Indenture, dated as of May 1, 2023, between the Company and The Bank of New York Mellon and Mary Miselis, as trustees. (incorporated by reference to Exhibit 4.2 of NorthWestern Corporation's Current Report on Form 8-K, dated June 5, 2023, Commission File No. 1-10499).

Exhibit 4.4 - Indenture, dated as of June 1, 2023 between City of Forsyth, Rosebud County, Montana and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of NorthWestern Corporation's Current Report on Form 8-K, dated June 29, 2023, Commission File No. 1-10499).

Exhibit 4.5 - Loan Agreement, dated as of June 1, 2023, by and between the City of Forsyth, Rosebud County, Montana, and NorthWestern Corporation (incorporated by reference to Exhibit 4.2 of NorthWestern Corporation's Current Report on Form 8-K, dated June 29, 2023, Commission File No. 1-10499).

Exhibit 4.6 - Bond Delivery Agreement, dated as of June 1, 2023, between NorthWestern Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 of NorthWestern Corporation's Current Report on Form 8-K, dated June 29, 2023, Commission File No. 1-10499).

Exhibit 4.7 - Forty-fourth Supplemental Indenture, dated as of June 1, 2023, between NorthWestern Corporation and The Bank of New York Mellon and Mary Miselis, as trustees (incorporated by reference to Exhibit 4.4 of NorthWestern Corporation's Current Report on Form 8-K, dated June 29, 2023, Commission File No. 1-10499).

Exhibit 10.1 — Amendment No. 1 to Equity Distribution Agreement by and among the Company, on the one hand, and JPMorgan Chase Bank, National Association, Bank of America N.A., Canadian Imperial Bank of Commerce and Bank of Montreal as forward purchasers and J.P. Morgan Securities LLC, BofA Securities, Inc., CIBC World Markets Corp. and BMO Capital Markets Corp., as sales agents and forward sellers (incorporated by reference to Exhibit 1.1 of NorthWestern Corporation's Current Report on Form 8-K, dated June 15, 2023, Commission File No. 1-10499).

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

NorthWestern Corporation
Date:	July 25, 2023	By:	/s/ CRYSTAL LAIL
Crystal Lail
Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer